Form 10-Q
period 2007-09-30
TransTech Services Partners Inc.
filed 2007-11-14
CIK 1376634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 333-138080

TransTech Services Partners Inc.
(Exact name of registrant as specified in its charter)

Delaware	020-5426668
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

445 Fifth Avenue
    New York, New York 10016
(Address of Principal Executive Offices including Zip Code)

212-629-3710
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

There were 6,300,000 shares of the Registrant’s common stock issued and outstanding as of November __, 2007.

TRANSTECH SERVICES PARTNERS, INC. CORPORATION INDEX TO FORM 10-Q
INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3

	Condensed Statements of Operations, for the period January 1, 2007 to September 30, 2007 (unaudited), for period July 1, 2007 to September 30, 2007 (unaudited), from August 16, 2006 (inception) to September 30, 2006 (unaudited), and from August 16, 2006 (inception) to September 30, 2007 (cumulative) (unaudited)	4

	Condensed Statements of Stockholders' Equity, for the period from August 16, 2006 (inception) to September 30, 2007 (unaudited)	5

	Condensed Statements of Cash Flows for the period January 1, 2007 to September 30, 2007 (unaudited), from August 16, 2006 (inception) to September 30, 2006 (unaudited) and from August 16, 2006 (inception) to September 30, 2007 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Default Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

TRANSTECH SERVICES PARTNERS INC.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS
	September 30, 2007	December 31, 2006
	(unaudited)	(Note 2)
CURRENT ASSETS:
Cash and cash equivalents	$498,036	$62,586
Investments held in Trust (Note 1)	40,750,911	-
Prepaid expenses	8,400	-
Total current assets	41,257,347	62,586
Deferred tax assets	74,918	-
Deferred registration costs	-	308,249
TOTAL ASSETS	$41,332,265	$370,835
LIABILITIES AND STOCKHOLDERS ' EQUITY (DEFICIENCY)

CURRENT LIABILITIES :
Deferred underwriting fee (Note 6)	$1,372,500	$-
Accrued registration costs	29,298	214,197
Accrued expenses	87,508	7,162
Income taxes payable	186,268	-
Due to affiliate	-	34,052
Note payable to intial stockholders including related interest	-	126,479
Total current liabilities	1,675,574	381,890

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(1,034,483 - shares at conversion value) (Note 1)	7,872,416	-

COMMITMENTS (Note 6)

STOCKHOLDERS ' EQUITY:
Preferred stock, par value $.0001 per share, 1,000,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share, 20,918,920 shares authorized, 6,300,000 shares issued and outstanding (including 1,034,483 shares subject to possible conversion) and 1,125,000 shares issued and outstanding	630	112
Additional paid-in capital	31,594,200	24,888
Earnings (Deficit) accumulated in the development stage	189,445	(36,055)
TOTAL STOCKHOLDERS ' EQUITY (DEFICIENCY)	31,784,275	(11,055)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$41,332,265	$370,835

See notes to condensed financial statements.

TRANSTECH SERVICES PARTNERS INC.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS

				From inception
			From inception	August 16, 2006
	For the period	For the period	(August 16, 2006)	(inception) to
	January 1, 2007 to	July 1, 2007	to	September 30, 2007
	September 30, 2007	September 30, 2007	September 30, 2006	(cumulative)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Interest income	$1,907	$1,524	$51	$2,043
Interest income on Trust Fund	564,411	405,472	-	564,411
Total revenue	566,318	406,996	51	566,454

Operating expenses:
General and administrative expenses	212,468	135,726	25,106	243,159
Formation costs	-	-	5,500	5,500
Total operating expenses	(212,468)	(135,726)	(30,606)	(248,659)

Income before provision for income taxes	353,850	271,270	(30,555)	317,795

Provision for income taxes	128,350	112,532	-	128,350

Net income	$225,500	$158,738	$(30,555)	$189,445

Weighted average number of shares outstanding; basic and diluted	3,440,934	6,300,000	1,125,000

Net income (loss) per share, basic and diluted	$0.07	$0.03	$(0.03)

See notes to condensed financial statements.

TRANSTECH SERVICES PARTNERS INC.
(a corporation in the development stage)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

				Earnings (Deficit)	Total
	Common stock		Additional	Accumulated in the	Stockholders'
	Shares	Amount	Paid-In Capital	Development Stage	Equity (Deficiency)
Issuance of Common Stock on September 13, 2006 at $0.022 per share to initial stockholders	1,125,000	$112	$24,888	$(36,055)	$ (11,055)
Balance, December 31, 2006	1,125,000	$112	$24,888	$(36,055)	$ (11,055)
Proceeds from sale of underwriter's purchase option	-	-	100	-	100
Proceeds from issuance of warrants	-	-	1 ,430,000	-	1 ,430,000
Sale of 5,175,000 units through public offering and over-allotment net of underwriter's discount and offering expenses and excluding $7,872,416 of proceeds allocable to 1,034,483 shares of common stock subject to possible conversion	5,175,000	518	30,139,212	-	30,139,730
Net income for the period	-	-	-	225,500	225,500
Balance, September 30, 2007	6,300,000	$630	$31,594,200	$189,445	$31,784,275

See notes to condensed financial statements

TRANSTECH SERVICES PARTNERS INC.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS
			From inception
		From inception	(Augst 16, 2006)
	For the period	(Augst 16, 2006)	to
	January 1, 2007 to	to	September 30, 2007
	September 30, 2007	September 30, 2006	(cumulative)
	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income (loss)	$225,500	$(30,555)	$189,445
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(8,400)	-	(8,400)
Deferred taxassets	(74,918)	-	(74,918)
Accrued expenses	80,348	3,106	87,509
Accrued interest on notes payable to initial stockholders	(1,479)	-	-
Income taxes payable	186,268	-	186,268
Accrued interest on Trust Fund	(564,411)	-	(564,411)
Net cash used in operating activities	(157,092)	(27,449)	(184,507)

INVESTING ACTIVITIES
Purchases of investments held in Trust Fund	(40,754,500)	-	(40,754,500)
Disbursements from Trust Fund	568,000	-	568,000
Net cash used in investing activities	(40,186,500)	-	(40,186,500)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	25,000	25,000
Advances from affiliate	-	14,927	34,052
Payment of advance from affiliate	(34,052)	-	(34,052)
Proceeds from notes payable to initial stockholders	-	125,000	125,000
Payment of notes payable to initial stockholders	(125,000)	-	(125,000)
Proceeds from public offering	36,000,000	-	36,000,000
Proceeds from underwriters' over-allotment exercise	5,400,000	-	5,400,000
Proceeds from issuance of insider warrants	1,430,000	-	1,430,000
Proceeds from purchase of underwriter's purchase option	100	-	100
Payment of registration costs	(1,892,006)	(49,927)	(1,986,057)
Net cash provided by financing activities	40,779,042	115,000	40,869,043

Net increase in cash and cash equivalents	435,450	87,551	498,036
Cash and Cash Equivalents
Beginning of period	62,586	-	-
End of period	$498,036	$87,551	$498,036

Supplemental disclosure of non-cash financing activities
Accrued acquisition costs	$29,298	$82,000	$29,298
Accrual of deferred underwriting fees	$1,372,500	$-	$1 ,372,500

See notes to condensed financial statements.

TRANSTECH SERVICES PARTNERS INC.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 —  Discussion of the Company's Activities

Organization and activities- TransTech Services Partners Inc. (the “Company”) was incorporated in Delaware on August 16, 2006 for the purpose of  acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination (a “Business Combination”), one or more small to mid-market U.S. and/or European based operating companies engaged in the delivery of Information Technology and Information Technology Enabled Services, Business Process Outsourcing and/or Knowledge Process Outsourcing, whose operations are particularly suitable for operational and productivity improvements which would include leveraging delivery centers located in offshore countries, such as India (a “Target Business”).

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The registration statement for the Company's initial public offering (“Offering”) was declared effective on May 23, 2007. The Company consummated the Offering on May 30, 2007 for net proceeds of approximately $33 million. On June 13, 2007 the Company's underwriters' exercised their over-allotment option for net proceeds of approximately $5.2 million. The Company's management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount (Note 6)) at the time of such acquisition. However, there is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination less up to $279,310 to be waived by the underwriters related to the shares so converted, divided by the number of shares sold in the Offering, or approximately $7.61 per share calculated based on $7.88 per Unit held in the Trust Account as of September 30, 2007, less $0.27 per share to be waived by the underwriters related to the shares subject to possible conversion. As a result of the Conversion Right, $7,872,416 has been classified as common stock subject to possible conversion on the accompanying balance sheet as of September 30, 2007. The Company's stockholders prior to the Offering (“Initial Stockholders”), have agreed to vote their 1,125,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders(“Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company's public stockholders vote for the approval of the Business Combination and holders owning 20% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.

If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a Business Combination prior to 18 months from the date of the Offering, the Company's board will convene, adopt and recommend to their stockholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a Business Combination has been executed prior to 18 months from the date of the Offering, the Company will abandon their plan of dissolution and distribution and seek the consummation of that Business Combination. If a proxy statement seeking the approval of the Company's stockholders for that Business Combination has not been filed prior to 24 months from the date of the Offering, the Company's board will convene, adopt and recommend to their stockholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking stockholder approval for such plan. In the event there is no Business Combination within the 18 and 24-month deadlines (the “Target Business Combination Period”), the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering.

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

Note 2—Offering

In its initial public offering, effective May 23, 2007 (closed on May 30, 2007), the Company sold to the public 4,500,000 units (the “Units” or a “Unit”) at a price of $8.00 per Unit. Proceeds from the initial public offering totaled approximately $33 million, which was net of approximately $2 million in underwriting fees and other expenses due at closing and approximately $1 million of deferred underwriting fees. Each Unit consists of one share of the Company's common stock and one warrant (a “Warrant”).

On June 13, 2007, the Company's underwriters exercised their option to purchase 675,000 Units to cover over-allotments generating gross proceeds of $5.4 million, of which $5.2 million was placed in the Trust Account, net of $0.2 million additional underwriting fees for an aggregate $40.7 million held in the Trust Account.

The Company also sold to the Representatives, a purchase option to purchase up to a total of 281,250 additional Units (Note 8).

Note 3 — Summary of Significant Accounting Policies

   Interim Financial Statements - The accompanying unaudited condensed financial statements at September 30, 2007 and for the periods ended September 30, 2007, have been prepared pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (August 16, 2006) to December 31, 2006 included in the Company's Form S-1/A, (File No. 333-138080). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The operating results for the periods ended September 30, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cash and Cash Equivalents- Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

 Investments  - The Company's restricted investment held in the Trust Fund at September 30, 2007 is invested in U.S. Government Securities. The Company recognized interest income of $564,411 from inception (August 16, 2006) to September 30, 2007, which is included on the accompanying statements of operations.

Concentration of Credit Risk- Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Net Income Per Share- Net income per share is computed based on the weighted average number of shares of common stock outstanding.

Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effect of the 5,175,000 outstanding warrants issued in connection with the initial public offering, the 1,191,667 outstanding warrants issued in connection with the private placement and the 281,250 units included in the underwriters' purchase option, as described in Note 8, along with the warrants underling such units has not been considered in diluted income per share calculations since such securities are contingently exercisable. Therefore, basic and diluted income per share were the same for the period January 1, 2007 to September 30, 2007, for the period July 1, 2007 to September 30, 2007 and from August 16, 2006 (inception) to September 30, 2006.

Use of Estimates- The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes- Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Note 4 —Notes Payable to Stockholders and Due to Affiliate

The Company issued an aggregate of $125,000 unsecured promissory notes to its sponsors in September 2006 (the “Notes”). The Company's sponsors funded $75,000 of the Notes in cash directly to the Company and paid $50,000 directly to vendors on behalf of the Company. The Notes bear interest at a rate of 4% per annum and are payable on the earlier of the consummation of the Offering or January 31, 2008. Due to the short term nature of the Notes, the fair value of the Notes approximate their carrying amount. The Notes and related interest was paid following the consummation of the Offering.

The Company had recorded a due to affiliate on the accompanying balance sheet at December 31, 2006 for certain registration costs paid by one of its sponsors. The amount due to affiliate was paid following the consummation of the Offering.

Note 5 — Income Taxes

A net income tax provision of $125,350 was recorded for the period January 1, 2007 to September 30, 2007. The Company's effective tax rate differs from the federal statutory rate due to the decrease in the valuation allowance against its deferred tax asset.  No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state.

Note 6 — Commitments

Administrative Fees

The Company is permitted to utilize $800,000 of after tax interest earned upon monies in the Trust Account in addition to $100,000 transferred to the Company upon consummation of the Offering for working capital purposes. The working capital will be used to pay for director and officer liability insurance premiums and general and administrative services, including office space, utilities and secretarial support, with the balance being held in reserve for other expenses, such as due diligence, legal, accounting, and other fees and expenses for structuring and negotiating Business Combinations, and deposits, down payments and/or funding of “no shop” provisions in connection with Business Combinations as well as for reimbursement of any out-of-pocket expenses incurred by the Initial Stockholders in connection with activities undertaken on the Company's behalf.

The Company has agreed to pay an affiliate of one of its sponsors $7,500 per month commencing on May 23, 2007 for office, secretarial and administrative services. For the period January 1, 2007 to September 30, 2007, for the period July 1, 2007 to September 30, 2007 and for the period August 16, 2006 (inception) to September 30, 2007, $31,694, $22,500 and $31,694, respectively is included in general and administrative costs on the accompanying statements of operations.

Underwriting Agreement

In connection with the Offering, the Company has entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.

Pursuant to the Underwriting Agreement, the Company was obligated to Cowen and Company, LLC and Maxim Group LLC (together the “Representatives”), the representatives of the underwriters, for certain fees and expenses related to the Offering, including underwriting discounts of $2,898,000. The Company paid $1,350,000 of the underwriting discounts upon closing of the Offering and $175,500 upon closing of the underwriters' over-allotment exercise on June 13, 2007. The Company and the Representatives have agreed that payment of the underwriting discount of $1,372,500 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included on the accompanying balance sheets at September 30, 2007.

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

Pursuant to letter agreements with the Company and the Representatives in the Offering and the private placement offering, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares and the shares underlying the Private Warrants as defined below (but not shares purchased in the Offering or in the secondary market) in the event of the Company's liquidation.

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

Public Warrants

Each warrant sold in the Offering (a “Public Warrant”) is exercisable for one share of common stock. Except as set forth below, the Public Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of:(a) completion of the Business Combination and (b) one year from the effective date of the Offering of the Company's securities, and ending four years from the date of the Offering. The Company has the ability to redeem the Public Warrants, in whole or in part, at a price of $.01 per Public Warrant, at any time after the Public Warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company's common stock equals or exceeds $11.50 per share, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption. If the Company dissolves before the consummation of a Business Combination, there will be no distribution from the Trust Account with respect to such Public Warrants, which will expire worthless.

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

As the proceeds from the exercise of the Public Warrants and Private Warrants will not be received until after the completion of a Business Combination, the expected proceeds from exercise will not have any effect on the Company's financial condition or results of operations prior to a Business Combination.

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

Registration Rights - Warrants and Unit Purchase Option

Warrants

In accordance with the Warrant Agreement related to the Public Warrants and the registration rights agreement associated with the Private Warrants (collectively the Public Warrants and Private Warrants are the “Warrants”), the Company will only be required to use its best efforts to register the Warrants and the shares of Common Stock issuable upon exercise of the Warrants and once effective to use its best efforts to maintain the effectiveness of such registration statement. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. However, with regards to the Private Warrants, the Company may satisfy its obligation by delivering unregistered shares of common stock. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrants shall not be entitled to exercise. In no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle a Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed. The holders of Warrants do not have the rights or privileges of holders of the Company's common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company's common stock.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The aggregate net proceeds of $40.7 million from our initial public offering and our underwriters' over-allotment exercise have been placed in a trust account.

For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 1 of the financial statements included in our audited financial statements and footnotes thereto for the period from inception (August 16, 2006) to December 31, 2006 included in the Company's Form S-1/A, (File No. 333-138080).

Upon the closing of our initial public offering, we sold and issued an option, for $100, to the representative of the underwriters, to purchase up to 281,250 units, at an exercise price of $10.00 per unit. For a description of the representative's purchase option, we refer you to Note 8 in our audited financial statements and footnotes thereto for the period from inception (August 16, 2006) to December 31, 2006 included in the Company's Form S-1/A.

We believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business.

Results of Operations

Net income for the period January 1, 2007 to September 30, 2007, of $225,500 consisted of interest income on the Trust Fund investment of $564,411 and interest on cash and cash equivalents of $1,907, offset by general and administrative expenses of $212,468, which includes professional fees, administrative fees and other operating expenses. A federal income tax provision for the period of $128,350 has been recorded.

Net income for the period July 1, 2007 to September 30, 2007, of $158,738 consisted of interest income on the Trust Fund investment of $405,472 and interest on cash and cash equivalents of $1,524, offset by general and administrative expenses of $135,726, which includes professional fees, administrative fees and other operating expenses. A federal income tax provision for the period of $112,532 has been recorded.

Net loss for the period August 16, 2006 (inception) to September 30, 2006, of $30,555 consisted of interest income on the cash and cash equivalents of $51, offset by general and administrative expenses of $25,106 and formation costs of $5,500.

Net income for the period August 16, 2006 (inception) to September 30, 2007, of $189,445 consisted of interest income on the Trust Fund investment of $564,411 and interest on cash and cash equivalents of $2,043, offset by general and administrative expenses of $243,159 and formation costs of $5,500. General and administrative expenses include professional fees, administrative fees and other operating expenses. A federal income tax provision for the period of $128,350 has been recorded.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

None.

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

TRANSTECH SERVICES PARTNERS, INC

November 14, 2007	By:	/s/ Suresh Rajpal
Suresh Rajpal
Chief Executive Officer