Form 10-K
period 2007-12-31
TransTech Services Partners Inc.
filed 2008-04-03
CIK 1376634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2007

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number
333-138080

TransTech Services Partners Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware	020-5426668
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

445 Fifth Avenue New York, New York 10016 (Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code 212-629-3710 Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class
Common Stock, par value $0.0001 per share
Units, consisting of one share of Common Stock, par value $.0001 per share, and one Warrant
Warrants to purchase shares of Common Stock

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒ No ☐

As of March 18, 2008 there were 6,300,000 shares of the registrant’s Common Stock outstanding, par value $.0001 per share. The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $35,037,288.

DOCUMENTS INCORPORATED BY REFERENCE:       None

INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH

THE SECURITIES AND EXCHANGE COMMISSION

YEAR ENDED DECEMBER 31, 2007

ITEMS IN FORM 10-K

PART I

Item 1.  BUSINESS.

Organization and Activities

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

The registration statement for the Company's initial public offering (“Offering”) was declared effective on May 23, 2007. The Company consummated the Offering on May 30, 2007 for net proceeds of approximately $33 million for 4,500,000 units with each unit entitling the holder to purchase one share of the Company’s common stock at $5.00 per share and one warrant entitles the holder to purchase one share of the Company’s Common Stock at a price of $5.00 per warrant. On June 13, 2007 the Company's underwriters' exercised their over-allotment option for net proceeds of approximately $5.2 million. The Company's management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount) at the time of such acquisition. However, there is no assurance that the Company will be able to successfully effect a Business Combination.

In evaluating a prospective target business, our management will conduct the necessary business, legal and accounting due diligence on such target business and will consider, among other factors, the following:

•	financial condition and results of operations;

•	earnings and growth potential;

•
the nature of services and opportunities for improving financial returns through the migration of operating functions to offshore locations and the enhanced productivity associated with the delivery of services by offshore personnel and technology upgrades;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry into the industry;

•	breadth of services offered;

•	degree of current or potential market acceptance of the services;

•	regulatory environment; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finder’s or consulting fees to our existing stockholders or any of their respective affiliates for services rendered to or in connection with a business combination

Management has agreed that approximately $7.88 per Unit sold in our Offering is held a trust account (“Trust Account”) and invested in permitted United States government securities, of which, $0.27 per Unit will be paid to the underwriter upon the consummation of a Business Combination pro-rata with respect to those shares which stockholders do not exercise their conversion rights. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Approximately $800,000 of after tax interest earned on the monies held in the Trust Account and $100,000 transferred to the Company when we closed the Offering may be used to pay for due diligence of prospective Target Businesses, legal and accounting fees relating to Securities and Exchange Commission (“SEC”) reporting obligations and working capital to cover miscellaneous expenses, director and officer insurance and reserves.

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination less up to $279,310 to be waived by the underwriters related to the shares so converted, divided by the number of shares sold in the Offering, or approximately $7.61 per share calculated based on $7.88 per Unit held in the Trust Account as of December 31, 2007, less $0.27 per share to be waived by the underwriters related to the shares subject to possible conversion. As a result of the Conversion Right, $7,872,416 has been classified as common stock subject to possible conversion on the accompanying balance sheet as of December 31, 2007. The Company's stockholders prior to the Offering (“Initial Stockholders”), have agreed to vote their 1,125,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders(“Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company's public stockholders vote for the approval of the Business Combination and holders owning 20% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination prior to such vote and exercised their Conversion Right will have their common shares cancelled and returned to the status of authorized but unissued shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding less than 20% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the founding shares and the shares underlying the Insider Units (but not shares acquired in the Offering or in the secondary market) held by Initial Stockholders.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors, which may limit our ability to compete in acquiring certain sizable target businesses. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•
our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to convert shares of common stock held by our public stockholders into cash in certain instances may reduce the resources available to effect a business combination;

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•
the requirement to acquire an operating business that has a fair market value equal to at least 80% of our net assets (excluding deferred underwriting discounts and commissions) at the time of the acquisition could require us to acquire several companies or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to complete the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a well-financed public entity may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three officers, each of whom is a member of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote as employees prior to the completion time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the completion of a business combination.

ITEM 1A. RISK FACTORS

Risks Associated with Our Business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, we have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have no present revenue and will not generate any revenues (other than interest income on the proceeds from our offering on May 30, 2007 for 4.5 million units consisting of one share of Common Stock and one Warrant (the “Offering”)) until, at the earliest, after the completion of a business combination. We cannot assure you as to when, or if, a business combination will occur. The financial statements do not include any adjustments that might result from our ability to continue as a going concern.

We may not be able to complete a business combination within the required time frame, in which case, we will be forced to dissolve and liquidate.

We must complete a business combination with one or more operating businesses with a collective fair market value equal to at least 80% of our net assets (excluding deferred underwriting discounts and commissions payable to the representatives of $1,372,500)at the time of the acquisition within 18 months after the completion of the Offering within 24 months after the completion of the Offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the completion of the Offering and the business combination relating thereto has not yet been completed within such 18-month period). If we fail to complete a business combination within the required time frame, we have agreed with the trustee to promptly initiate procedures to dissolve and liquidate our assets. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the completion of a business combination. While we continue to review a number of possible business combinations, we do not have any specific merger, capital stock exchange, asset acquisition, stock purchase or other business combination transaction under contract.

The terms on which we may effect a business combination can be expected to become less favorable as we approach our eighteen and twenty four month deadlines.

Pursuant to our amended and restated certificate of incorporation, we must adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation and the distribution of our assets, including the funds held in the trust account, if we do not effect a business combination within 18 months after completion of the Offering (or within 24 months after the completion of the Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after completion of the Offering and the business combination related thereto has not been completed within such 18-month period).  We have agreed with the trustee to promptly adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation and the distribution of our assets, including the funds held in the trust account, upon expiration of the time periods set forth above.

Any entity with which we negotiate, or attempt to negotiate, a business combination, will, in all likelihood, be aware of these time limitations and can be expected to negotiate accordingly.  In such event, we may not be able to reach an agreement with any proposed target prior to such period and any agreement that is reached can be expected to be on terms less favorable to us than if we did not have the time period restrictions set forth above.  Additionally, as the 18 or 24 month time periods draw closer, we may not have the desired amount of leverage in the event any new information comes to light after entering into definitive agreements with any proposed target but prior to consummation of a business transaction.

If we are required to dissolve and liquidate before a business combination, our public stockholders will receive less than $8.00 per share upon distribution of the funds held in the trust account and our warrants will expire with no value.

If we are unable to complete a business combination and are required to dissolve and liquidate our assets, the per-share liquidation amount will be less than $8.00 because of the expenses related to the Offering, our general and administrative expenses, and the anticipated costs associated with seeking a business combination. Furthermore, the warrants will expire with no value if we dissolve and liquidate before the completion of a business combination.

Under Delaware law, the requirements and restrictions relating to the Offering contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the Offering that will apply to us until the completion of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•
upon completion of the Offering, a certain amount of the net proceeds from the offering shall be placed into the trust account, together with the proceeds from the private placement, which proceeds may not be disbursed from the trust account except in connection with a business combination, upon our dissolution and liquidation, or as otherwise permitted in the amended and restated certificate of incorporation;

•	prior to consummating a business combination, we must submit such business combination to our public stockholders for approval;

•
we may complete the business combination if approved by the holders of a majority of the shares of common stock issued in the Offering and public stockholders owning less than 20% of the shares sold in the Offering exercise their conversion rights;

•
if a business combination is approved and completed, public stockholders who voted against the business combination and who properly exercise their conversion rights will receive their pro rata share of the trust account;

•
if a business combination is not completed or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified herein, then our corporate purposes and powers will immediately thereupon be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation of our assets (including funds in the trust account), and we will not be able to engage in any other business activities; and

•
we may not complete any merger, acquisition, asset purchase or similar transaction other than a business combination that meets the conditions specified in the amended and restated certificate of incorporation, including the requirement that the business combination be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets (excluding the deferred underwriting discounts and commissions) at the time of such business combination.

Under Delaware law, the foregoing requirements and restrictions may be amended if our board of directors adopts a resolution declaring the advisability of an amendment which is then approved by stockholders holding a majority of our outstanding shares. Such an amendment could reduce or eliminate the protection that such requirements and restrictions afford to our stockholders. However, pursuant to our amended and restated certificate of incorporation and the terms of the underwriting agreement that we entered into with the underwriters in the Offering, neither we nor the board will propose or seek stockholder approval of any amendment of these provisions without the approval of stockholders holding 95% of our outstanding shares

Under Delaware law, our dissolution requires certain approvals by holders of our outstanding stock, without which we will not be able to dissolve and liquidate and distribute our assets to our public stockholders.

We have agreed with the trustee to promptly adopt a plan of voluntary dissolution and liquidation and initiate procedures for our dissolution and liquidation if we do not effect a business combination within 18 months after completion of the Offering (or within 24 months after the completion of the Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after completion of the Offering and the business combination related thereto has not been completed within such 18-month period).

However, pursuant to Delaware law, such dissolution requires certain affirmative votes of stockholders. Specifically, Delaware law requires either (i) the affirmative vote by stockholders then holding a majority of our outstanding common stock approving a resolution by the board of directors to dissolve the company; or (ii) a written consent by all stockholders in which case no prior action by directors is necessary. We contemplate that any such dissolution would be sought by the board of directors’ adopting a resolution to dissolve, followed by a meeting of stockholders. Soliciting the vote of our stockholders will require the preparation of preliminary and definitive proxy statements, which will need to be filed with the SEC and could be subject to its review. This process could take a substantial amount of time ranging from 40 days to several months.

As a result, the distribution of our assets to the public stockholders could be subject to considerable delay. Furthermore, we may need to postpone the stockholders meeting, re-solicit our stockholders or amend our plan of dissolution and liquidation to obtain the required stockholder approval, all of which would further delay the distribution of our assets and result in increased costs. If we are not able to obtain approval from a majority of our stockholders, we will not be able to dissolve and liquidate and we will not be able to distribute funds from our trust account to holders of our common stock sold in the Offering and these funds will not be available for any other corporate purpose. In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. However, we cannot assure you that our stockholders will approve our dissolution in a timely manner or will ever approve our dissolution. As a result, we cannot provide investors with assurances of a specific timeframe for the dissolution and distribution. If our stockholders do not approve a plan of dissolution and liquidation and the funds remain in the trust account for an indeterminate amount of time, we may be considered to be an investment company.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share liquidation price received by stockholders will be less than $7.88 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, our sponsors have severally agreed, pursuant to written agreements with us and the representatives, that they will be personally liable to ensure that the proceeds in the trust account are not reduced by vendors, service providers or prospective target businesses that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations nor can we assure you that the per-share distribution from the trust account will not be less than $7.88, plus interest, due to such claims. In the event that the proceeds in the trust account are reduced and the sponsors assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether we would take legal action against the sponsors to enforce their indemnification obligations. Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.88 per share.

Our independent directors may decide not to enforce the sponsors’ indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

Each of the sponsors has agreed to reimburse us for our debts to any vendor for services rendered or products sold to us, potential target businesses or to providers of financing, if any, in each case only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. In the event that the proceeds in the trust account are reduced and the sponsors assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether we would take legal action against the sponsors to enforce their indemnification obligations. While we currently expect that our independent directors would take action on our behalf against sponsors to enforce their indemnification obligations, it is possible that our independent directors in exercising their business judgment may choose not to do so in a particular instance. If our independent directors choose not to enforce the sponsors’ indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced and the per share liquidation distribution could be less than the initial $7.88 per share held in the trust account.

We will dissolve and liquidate if we do not consummate a business combination and our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

We will dissolve and liquidate our trust account to our public stockholders if we do not complete a business combination within 18 months after the consummation of the Offering (or within 24 months after the consummation of the Offering if certain extension criteria are satisfied). Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If a corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we do not intend to comply with those procedures. In the event that our board of directors recommends and the stockholders approve a plan of dissolution and liquidation where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Since we have not currently selected any target business with which to complete a business combination, investors in this offering are unable to currently ascertain the merits or risks of the target business’s operations.

Since we have not yet identified a prospective target business, we have no current basis to evaluate the possible merits or risks of the target business’s operations. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

Because there are numerous companies with a business plan similar to ours, it may be difficult for us to complete a business combination.

Based upon publicly available information, approximately 156 similarly structured blank check companies that have completed initial public offerings since 2003 and numerous others that have registration statements currently pending before the SEC. Of the blank check companies that have completed their public offerings, only 48 companies have consummated a business combination, while 23 other companies have announced they have entered into a definitive agreement for a business combination but have not consummated such business combination and another 13 have liquidated.

Accordingly, there are approximately 72 blank check companies with approximately $13.5 billion in trust that are seeking to carry out a business plan similar to our business plan. While many of these companies are targeted towards specific industries in which they must complete a business combination, certain of these companies may consummate a business combination in any industry they choose. As a result, there may be significant demand for the types of privately-held companies that we target, which demand may limit the number of potential acquisition targets for us.

Further, because only 71 of such companies have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities or that many privately-held target businesses are not inclined to enter into these types of transactions with publicly-held blank check companies like ours. We cannot assure you we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you we will be able to effectuate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 20,918,920 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Although we have no commitments as of the date hereof to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. In the event we issue additional shares of our common stock or preferred stock upon a business combination, we would require such additional stockholders to waive any rights to the funds in the trust account. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors in the Offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stockholders;

•
could cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.

Although we have no commitments as of the date hereof to incur any debt, we may choose to incur a substantial amount of debt to finance a business combination. The incurrence of debt could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	other disadvantages compared to our competitors who have less debt.

Any of the above listed factors could materially and adversely affect our business and results of operations. Furthermore, if our debt bears interest at floating rates, our interest expense could increase if interest rates rise. If we do not have sufficient earnings to service any debt incurred, we could need to refinance all or part of that debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do on commercially reasonable terms, or at all.

Our existing stockholders control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our existing stockholders collectively own approximately 17.9%, of our issued and outstanding shares of common stock, which could permit them to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions, following the completion of our initial business combination. TSP Ltd. purchased 1,191,667 private warrants at a purchase price of $1.20 per warrant, which warrants are exercisable at $5.00 per share, to purchase 1,191,667 shares of our common stock in a private placement. In addition, it is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the completion of a business combination, in which case all of the current directors will continue in office at least until the completion of the business combination. Accordingly, our existing stockholders will continue to exert control at least until the completion of a business combination.

We will be dependent upon interest earned on the trust account to fund our search for a target company and completion of a business combination.

Of the net proceeds of the Offering and the private placement, only $100,000 is available to us outside the trust account to fund our working capital requirements. We are dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and complete a business combination. While we are entitled to up to a maximum of $800,000 to be released to us for working capital purposes, if interest rates were to decline substantially, we may not have sufficient funds available to provide us with the working capital necessary to complete a business combination. In such event, we would need to borrow funds from our existing stockholders or others or be forced to liquidate. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our ability to successfully effect a business combination and to be successful afterward will be totally dependent upon the efforts of our management, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate. It is also likely that our current officers and directors will resign upon the completion of a business combination.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our management. The future role of our management following a business combination, however, cannot presently be fully ascertained. Although we expect certain members of our management team to remain associated with us following a business combination, it is unlikely that our entire management team will be able to remain with the combined company after the completion of a business combination. Thus, we will likely employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, as well as U.S. securities laws, which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time consuming and could lead to various regulatory issues which may adversely affect our operations.

None of our officers or directors has any previous experience in effecting a business combination through a blank check company which could limit our ability to complete a business combination.

None of our officers, directors or special advisors has ever been associated with a blank check company, other than Chandru Jagwani, as a special advisor. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination using the proceeds of the Offering. Our management’s lack of experience in operating a blank check company could limit our ability to complete a business combination and could result in our having to liquidate the trust account.

Our officers, directors and special advisors are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers, directors and special advisors are, or may in the future become, affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers, directors and special advisors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Our officers, directors and special advisors involved in businesses similar to what we may intend to conduct following a business combination may have fiduciary or contractual obligations to present opportunities to those entities first. We cannot assure you that any such conflicts will be resolved in our favor.

Because certain of our officers and directors currently directly or indirectly own shares of our common stock that will not participate in liquidating distributions, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Certain of our officers and directors either directly or indirectly own shares of our common stock and the private warrants. None of these persons will have the right to receive distributions from the funds held in a trust account with respect to the founding shares or the private warrants upon our dissolution and liquidation in the event we fail to complete a business combination, and they would lose their entire investment in us were this to occur. Therefore, the personal and financial interests of our officers and directors may influence their motivation in identifying and selecting target businesses and completing a business combination in a timely manner. This may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our public stockholders’ best interest.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to complete a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the completion of a business combination. All of our executive officers are engaged in several other business endeavors, and are not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to complete a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers’, directors’ and special advisors’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our officers, directors and special advisors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust fund and the amount of interest income from the trust account, net of taxes on such interest, of up to a maximum of $800,000, which may be released to us, unless the business combination is completed. These amounts are based on management’s estimates of the funds needed to fund our operations for the next 24 months and complete a business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with the business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an acquisition that is not completed. The financial interest of our directors and officers could influence their motivation in selecting a target business or negotiating with a target business in connection with a proposed business combination and, thus, there may be a conflict of interest when determining whether a particular business combination is in the public stockholders’ best interest.

It is probable that our initial business combination will be with a single target business, which may cause us to be solely dependent on a single business and a limited number of services.

Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of our net assets (excluding deferred underwriting discounts and commissions payable to the representatives of $1,372,500, at the time of such acquisition. We may not be able to acquire more than one target business because of various factors, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses. In addition, we would also be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80% of our net assets threshold. Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if deciding between one target business meeting such 80% threshold and comparable multiple target business candidates collectively meeting the 80% threshold. Consequently, it is probable that, unless the purchase price consists substantially of our equity, we will have the ability to complete only the initial business combination with the proceeds of the Offering. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business or businesses that we acquire.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to complete an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of the Offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further:

•	our obligation to seek stockholder approval of a business combination may materially delay the completion of a transaction;

•	our obligation to convert into cash the shares of common stock in certain instances may materially reduce the resources available for a business combination; and

•	our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a material competitive disadvantage in successfully negotiating a business combination, particularly against a competitor that does not need stockholder approval. Because of these factors, we may not be able to successfully compete for an attractive business combination, or to effectuate any business combination within the required time periods. If we do not find a suitable target business within such time periods, we will be forced to liquidate.

A significant portion of our working capital could be expended in pursuing acquisitions that are not completed.

We expect that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make down payments or pay exclusivity or other fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction, potentially including down payments or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to complete the transaction for any number of reasons, including those beyond our control such as that 20% or more of our public stockholders vote against the transaction and exercise their conversion rights even though a majority of our public stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

As we have not yet identified a target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds not held in trust (including interest earned on the trust account released to us for working capital) in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we complete a business combination, we may require additional financing to fund the operations or growth of the target business.

The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

We will dissolve and liquidate if we do not consummate a business combination and our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

We will dissolve and liquidate our trust account to our public stockholders if we do not complete a business combination within 18 months after the consummation of the Offering (or within 24 months after the consummation of the Offering if certain extension criteria are satisfied). Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If a corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we do not intend to comply with those procedures. In the event that our board of directors recommends and the stockholders approve a plan of dissolution and liquidation where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Risks Associated with Proposed Investment Sector

There is intense competition in the market for outsourcing services.

We believe that the principal competitive factors in business services markets are price, service quality, sales and marketing skills, and industry expertise. Certain factors may affect the competitive landscape in the outsourcing industry, including divestitures and acquisitions that result in consolidation within the industry. In addition, we may face competition from a client’s own in-house group. We will also face competition from onshore and offshore business process outsourcing and information technology services companies. In addition, the trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we intend to operate.

Some of these competitors will have greater financial, human and other resources, longer operating histories, greater technological expertise, more recognizable brand names and more established relationships in the industries that we currently intend to serve or may serve in the future. In addition, some of our potential competitors may enter into strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address client needs, or enter into similar arrangements with potential clients. Increased competition, our inability to compete successfully against competitors, or pricing pressures could harm our business.

Upon a business combination, our business may not develop in ways that we currently anticipate due to negative public reaction to offshore outsourcing.

Our business strategy is based on certain assumptions regarding our industry. The trend to outsource business services, however, may not continue and could reverse. In particular, offshore outsourcing is a politically sensitive topic in the United States, Europe and elsewhere. For example, many organizations and public figures in the United States and the U.K. have publicly expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in their home countries.

Wage pressures in our proposed offshore destinations may prevent target businesses from sustaining a competitive advantage and may reduce their profit margins.

Wage costs in offshore locations such as India, China, Malaysia and the Philippines have historically been significantly lower than wage costs in the United States for comparably skilled professionals, which we expect will be one of the competitive strengths of offshoring the business services operations of a target business. However, if, following a business combination, wages for skilled professionals increase in the country in which we have established a business services facility, we may not be able to sustain this competitive advantage, which could negatively affect profit margins.

The international nature of our proposed business will  expose us to several risks, such as significant currency fluctuations and unexpected changes in the regulatory requirements of multiple jurisdictions.

We intend to have operations in offshore countries, such as India, and we intend to service clients across North America and Europe. Our corporate structure may span multiple jurisdictions. As a result, we will be exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:

•	significant currency fluctuations;

•	legal uncertainty owing to the overlap of different legal regimes, and problems in asserting contractual or other rights across international borders;

•	potentially adverse tax consequences, such as scrutiny of transfer pricing arrangements by authorities in the countries in which we operate;

•	potential tariffs and other trade barriers;

•	unexpected changes in regulatory requirements;

•	the burden and expense of complying with the laws and regulations of various jurisdictions; and

•	terrorist attacks and other acts of violence or war.

Foreign currency fluctuations could adversely affect our ability to achieve our business objective.

Because our business objective is to achieve operational and productivity improvements, which would include leveraging delivery capabilities at offshore locations such as India, changes in the U.S. dollar—Indian rupee exchange rate may affect our ability to achieve such objective. The exchange rate between the Indian rupee and the U.S. dollar has changed substantially in the last two decades and may fluctuate substantially in the future. If the U.S. dollar declines in value against the Indian rupee, our business model will be more expensive and therefore more difficult to accomplish.

Investors may have difficulty enforcing judgments against our management or our target business.

After the consummation of a business combination, it is likely that some of our assets will be located outside of the United States and some of our officers and directors may reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Moreover, we have been advised that India does not have a treaty providing for the reciprocal recognition and enforcement of judgments of courts with the United States.

Our future revenue will be highly dependent on a few industries and any decrease in demand for outsourced services in these industries could reduce our future revenue and seriously harm our business.

We intend to operate within concentrated industries. Following a business combination, our business and growth will depend on continued demand for our services from clients in these industries and other industries that we may target in the future, as well as on trends in these industries to outsource business processes. A downturn in any of our targeted industries, a slowdown or reversal of the trend to outsource business processes in any of these industries or the introduction of regulation which restricts or discourages companies from outsourcing could result in a decrease in the demand for our proposed services and adversely affect our future results of operations.

Other developments may also lead to a decline in the demand for services in our proposed industries. For example, consolidation in any of these industries or acquisitions may decrease the potential number of buyers of business services. Any significant reduction in or the elimination of the use of business services within any of our proposed industries would result in reduced revenue and harm our future business.

Business service providers often encounter long sales and implementation cycles and require significant resource commitments by us and our clients, which they may be unwilling or unable to make.

Providing business services involves significant resource commitments by us and our clients. Potential clients require that we expend substantial time and money educating them as to the value of our services and assessing the feasibility of integrating our systems and processes with theirs. Decisions relating to engaging business service providers generally involve the evaluation of the service by our clients’ senior management and a significant number of client personnel in various functional areas, each having specific and often conflicting requirements. We may expend significant funds and management resources during the sales cycle and ultimately the potential client may not engage our services. Our sales cycle for all of our services is subject to significant risks and delays over which we have little or no control, including:

•	potential clients’ alternatives to our services, including their willingness to replace their internal solutions or existing vendors;

•	potential clients’ budgetary constraints, and the timing of our clients’ budget cycles and approval process;

•	potential clients’ willingness to expend the time and resources necessary to integrate their systems with our systems and network; and

•	the timing and expiration of potential clients’ current outsourcing agreements for similar services.

If we are unsuccessful in closing sales after expending significant funds and management resources, or if we experience delays in the sales cycle, it could have a negative impact on our revenues and margins. The sales and implementation process occupies important personnel resources that could otherwise be assisting other new clients. Moreover, after being engaged by a client after the sales process, it frequently takes an additional period of time to integrate the client’s systems with ours, and to thereafter ramp-up our services to the client’s requirements.

Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients.

Business service providers sometimes are required to collect and store sensitive data in connection with their services, including names, addresses, social security numbers, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. If any person, including any of our employees, penetrates our network security or otherwise misappropriates any sensitive data that we may have, we could be subject to liability for breaching contractual confidentiality provisions or privacy laws. Penetration of the network security of our data centers could have a negative impact on our reputation and could lead our present and potential clients to choose other service providers.

Our revenues may be highly dependent on a limited number of major clients and any loss of business from major clients would reduce our revenues and growth.

Some business services companies derive a substantial portion of their revenues from a limited number of customers. If we fail to renew or extend contracts with major clients, or if these contracts are terminated for cause or convenience, these clients will have no further obligation to purchase services from us. The loss of, or any significant decline in business from, one or more major clients could lead to a significant decline in revenues and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. We may not be able to retain a target business’ major clients following a business combination if we were to lose any of a target business’ major clients, we may not be able to timely replace the revenue generated by the lost clients. In addition, the revenue we generate from major clients may decline or grow at a slower rate in future periods than it has in the past. If we lose any major clients, or if they reduce the volume of services contracted from us, we may suffer from the costs of underutilized capacity because of our inability to eliminate all of the costs associated with conducting business with them, which could exacerbate the harm that any such loss or reduction would have on our operating results and financial condition.

Our clients may adopt technologies that decrease the demand for our services, which could reduce our revenues and threaten our ability to compete.

The target business we acquire will depend on its customers continued need for its services, especially major clients who generate the substantial majority of its revenues. However, over time, clients may adopt new technologies that streamline or automate business processes. The adoption of such technologies could reduce the demand for our services, pressure our pricing, cause a reduction in our revenues and threaten our ability to compete.

We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee attrition. These factors could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The business services outsourcing industry relies on large numbers of skilled employees, and, following a business combination, our success will depend to a significant extent on our ability to attract, hire, train and retain qualified employees. The business services outsourcing industry experiences high employee attrition. For example, there is significant competition in India for professionals with the skills necessary to perform the services we intend to offer. Following a business combination, increased competition for these professionals, in the business services outsourcing industry or otherwise, could have an adverse effect on us. A significant increase in the attrition rate among employees with specialized skills could decrease our operating efficiency and productivity and could lead to a decline in demand for the services we intend to provide.

In addition, our ability to maintain and renew then-existing engagements and obtain new businesses will depend, in large part, on our ability to attract, train and retain personnel with skills that enable us to keep pace with growing demands for outsourcing, evolving industry standards and changing client preferences. Our failure either to attract, train and retain personnel with the qualifications necessary to fulfill the needs of our future clients or to assimilate new employees successfully could have a material adverse effect on our business, results of operations, financial condition and cash flows.

An acquired business’ operations may suffer from telecommunications or technology failure, disruptions or increased costs.

Target businesses may be highly dependent on their computer and telecommunications equipment and software systems. They may need to record and process significant amounts of data quickly and accurately to access, maintain and expand the databases used for the provision of business services. They may also be dependent on the continuous availability of voice and electronic communication with customers. A target business may experience an interruption of its telecommunications network as a result of errors by technology suppliers, clients or third parties, or electronic or physical attacks by persons seeking to disrupt its operations. Equally, a target business may suffer the temporary or permanent loss of telecommunications equipment and software systems through casualty or operating malfunction. Any such failure could result in business disruptions and impede a target business’ ability to provide services to its clients. A significant interruption of service could damage a target business’ reputation and, ultimately, result in the loss of clients.

New technologies or processes may be adopted which could reduce target businesses’ revenues, increase costs and/or threaten their ability to compete.

New technologies or processes may be introduced by competitors that streamline or automate business processes in a manner that a target business may not have the resources to replicate. The adoption of such technologies could reduce the demand for target businesses’ services, place pressure on pricing, cause a reduction in their revenues and/or threaten their ability to compete.

Target businesses may experience negative reactions from clients as a result of the actual or perceived disruption caused by the offshoring of their business services operations.

Any transfer of business operations to facilities in a foreign country will involve a number of logistical and technical challenges, which may result in the interruption of services to clients. A target business may encounter complications associated with the set-up and operation of business systems and computing equipment in an offshore facility, in particular where a new facility is commissioned. In addition, a target business may encounter complications in the restructuring of management and reporting lines as a result of the offshoring process. A target business may experience negative reactions from clients as a result of these actual or perceived disruptions. Furthermore, such disruptions may result in financial or other damages to a target business’ clients, for which it could incur claims and liabilities.

Political, economic, social and other factors in India may adversely affect our ability to achieve our business objective.

Since mid-1991, India has made significant progress in implementing economic structural reforms with respect to exchange and trade policies, reduction in fiscal deficit, controlling inflation, promotion of a sound monetary policy, financial sector reforms, strong and independent regulatory framework in a number of key sectors and greater reliance on market mechanisms to direct economic activity. Significant progress has been made in terms of promotion of foreign investment in key areas of the economy and further development of, and relaxation of restrictions in, the private sector. While the government’s policies have resulted in improved economic performance, there can be no assurance that the economic progress and growth will be sustained. Moreover, there can be no assurance that these economic reforms will persist, and that any newly elected government will continue the program of economic liberalization of previous governments. Any change may adversely affect Indian laws and policies with respect to foreign investment and currency exchange. Such changes in economic policies could negatively affect the general business and economic conditions in India, which could in turn affect us and our ability to achieve our business objective.

If political relations between the United States and India weaken, it could make a target business’ operations less attractive.

Although the relationship between the United States and India is considered to have strengthened, we cannot assure you that this will be continued by new governments in respective countries. Changes in domestic political conditions in the United States and India may have an adverse impact on the state of India-US relations and are difficult to predict. This could adversely affect our future operations or cause potential target businesses to become less attractive, possibly due to restrictions on having a offshore business model and may hence lead to a decline in our profitability. Any weakening of relations between the two countries could thus have a material adverse effect on our operations after a successful completion of a business combination.

Item 1B.  UNRESOLVED STAFF COMMENTS.

None.

Item 2.  PROPERTIES.

We do not own any real estate or other physical property. Our headquarters are located at 445 Fifth Avenue, Suite 30H, New York, New York 10016. We intend to also have offices in New Delhi, India. The cost of both offices is included in the monthly fee of $7,500 that Lotus Capital LLC will charge us for rent and general and administrative services pursuant to a letter agreement between us and Lotus Capital LLC. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3. LEGAL PROCEEDINGS.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our units, common stock and warrants are traded on the Over the Counter Bulletin Board under “TTSPU”, “TTSPJ” and “TTSPW” respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units, warrants and common stock commenced public trading on May 30, 2007.

The following table sets forth the range of high and low bids of the Company’s common stock for the

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2008:

First Quarter	$8.10	$7.70	$7.45	$7.32	$0.72	$0.27
(through March 28, 2008)

2007:

Second Quarter	$8.32	$8.00	$7.35	$7.32	$1.02	$0.95
Third Quarter	$8.28	$7.92	$7.35	$7.18	$1.02	$0.74
Fourth Quarter	$8.65	$8.05	$7.60	$7.25	$0.87	$0.75

Holders of Record

As of March 28, 2008, there were of record, 10 holders of common stock, 2 of warrants and 1 of units.

Dividend Policy

We have not paid any dividends on our common stock to date and will not pay cash dividends prior to the completion of a business combination. After we complete a business combination, if ever, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of dividends after a business combination will be within the discretion of our then-board of directors. Our board currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate the board declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

On September 14, 2006, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
TSP Ltd.	533,919
Suresh Rajpal	255,405
LM Singh	109,460
Frederick Smithline	27,365
Susan Smithline	27,365
Pervez Ahmed	7,297
Chandru Jagwani	43,784
Lotus Capital LLC	72,973
Canak Associates LLC	47,432

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares sold to the individuals or entities above were sold at a purchase price of approximately $0.022 per share.

Item 6. SELECTED FINANCIAL DATA.

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financial statements, which have been audited by our independent registered public accounting firms, as indicated in their report included elsewhere herein.

	Year Ended	From inception (August 16, 2006) to
	December 31, 2007	December 31, 2006
Statement of Operations Data:
Income (loss) from operations	$646,525	$(36,055)
Interest income	955,642	136
Net income (loss)	438,786	(36,055)

Earnings per share data:
Weighted average number of shares outstanding, basic and diluted	4,161,575	1,125,000
Net income (loss) per share, basic and diluted	$0.11	$(0.03)

Other Financial Data:
Net cash used in operating activities	$(356,137)	$(27,414)
Cash contributed to trust fund	(40,754,500)	-
Net proceeds from public offering allocable to stockholders' equity (excluding 1,034,483 subject to conversion)	30,139,212	-
Portion of net proceeds from public offering allocable to Common Stock subject to conversion	7,872,416	-

Selected Balance Sheet Data:	December 31, 2007	December 31, 2006
Cash and cash equivalents	666,186	62,586
Trust fund	40,770,899	-
Total assets	41,573,585	370,835
Common stock subject to conversion	7,872,416	-
Total stockholders' equity	31,997,561	(11,055)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

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

For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 1,2 and 5 of the financial statements included in on this Form 10-K.

We believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business.

Results of Operations

Net income for the year ended December 31, 2007, of $438,786 consisted of interest income on the Trust Fund investment of $951,594 and interest on cash and cash equivalents of $4,048, offset by general and administrative expenses of $309,117, which includes professional fees, administrative fees and other operating expenses. A federal income tax provision for the period of $207,739 has been recorded.

Net loss for the period August 16, 2006 (inception) to December 31, 2006, of $36,055 consisted of interest income on cash and cash equivalents of $136, offset by general and administrative expenses of $30,691, and $5,500 in formation costs.

Net income for the period August 16, 2006 (inception) to December 31, 2007, of $402,731 consisted of interest income on the Trust Fund investment of $951,594 and interest on cash and cash equivalents of $4,184, offset by general and administrative expenses of $339,808 which includes professional fees, administrative fees and other operating expenses and $5,500 in formation costs. A federal income tax provision for the period of $207,739 has been recorded.

Liquidity and Capital Resources

Of the gross proceeds from our IPO, including the exercise over an over allotment option on June 12, 2007: (i) we deposited approximately $40.7 million into a trust account at Morgan Stanley, maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included $1,430,000 that we received from the sale of warrants to the Initial Stockholders in a private placement on May 22, 2007; (ii) the underwriters received $2,898,000 as underwriting discount; (iii) we retained $100,000 that will not be held in the trust account; and (iv) we used $872,679 for offering expenses.

Our Initial Stockholders purchased an aggregate of 1,191,667 warrants (“Private Warrants”) in a private placement, at a price of $1.20 per Private Warrant, for an aggregate of $1,430,000 prior to the IPO. The proceeds deposited in the trust account (except for $800,000 for working capital and taxes from interest earned on monies held in the trust account) will not be released from the trust account until the earlier of the consummation of a business combination or the expiration of the time period during which we may consummate a business combination. The proceeds held in the trust account may be used as consideration to pay the sellers of an acquisition target with which we complete a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account will be used to finance the operations of the acquisition target. We may also use the proceeds held in the trust account to pay a finder's fee to any unaffiliated party that provides information regarding prospective targets to us.

           We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate until November 30, 2008, assuming that a business combination is not consummated during that time. Over this time, we have estimated that up to $600,000 of working capital to cover expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination and up to $135,000 for the administrative fee ($7,500 per month for 18 months).

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

Through December 31, 2007, $935,195 of interest income was released to the Company from the trust account of which $292,000 was withdrawn from the trust account for income tax obligations, leaving a balance of approximately $643,000 in working capital..

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standards (FAS) 133 and are accordingly not accounted for as derivatives for purposes FAS 133, but instead are accounted for as equity. See Note 7 to the financial statements for more information.

Contractual Obligations and Commitments

 Our contractual obligations are set forth in the following table as of December 31, 2007:

	Payment due by period
		Less than 1	1-3	3-5	More than
	Total	year	years	years	5 years
Contractual Obligations

Administrative services agreement (1)	$80,806	$80,806	$-	$-	$-
Total	$80,806	$80,806	$-	$-	$-

(1) We are obligated, beginning May 23, 2007, to pay an affiliate of one of our sponsors a monthly fee of $7,500 for office and administrative services. This arrangement is for our benefit and is not intended to provide compensation in lieu of a salary. An amount of $54,194 is included in general and administrative expenses on the accompanying statement of operations for the year ended December 31, 2007, pursuant to this arrangement.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRANSTECH SERVICES PARTNERS INC.

INDEX TO FINANCIAL STATEMENTS

Pages

Reports of Independent Registered Public Accounting Firm	F-2

Financial Statements:
Balance Sheets, December 31, 2007 and 2006	F-3
Statements of Operations, for the year ended December 31, 2007, the period from August 16, 2006 (inception) to December 31, 2006 and the period from August 16, 2006 (inception) to December 31, 2007	F-4
Statements of Stockholders’ Equity, from August 16, 2006 (inception) to December 31, 2007	F-5
Statements of Cash Flows, for the year ended December 31, 2007, the period from August 16, 2006 (inception) to December 31, 2006 and the period from August 16, 2006 (inception) to December 31, 2007	F-6
Notes to Financial Statements	F7-F14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
TransTech Services Partners Inc.

We have audited the accompanying balance sheet of TransTech Services Partners Inc. (a development stage company) (the “Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and the amounts included in the cumulative columns in the statements of operations and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TransTech Services Partners Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that TransTech Services Partners Inc. will continue as a going concern.  As discussed in Note 1 to the financial statements, TransTech Services Partners Inc. will face a mandatory liquidation by November 30, 2008 if a letter of intent for a business combination is not executed, which raises substantial doubt about its ability to continue as a going concern. Management's efforts to achieve a business combination are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP
New York, New York

April 3, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TransTech Services Partners Inc.

We have audited the accompanying balance sheet of TransTech Services Partners Inc. (a corporation in the development stage) as of December 31, 2006, and the related statements of operations, stockholders’ deficit and cash flows for the period from August 16, 2006 (inception) to December 31, 2006 and the period included in the cumulative columns from August 16, 2006 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TransTech Services Partners Inc. as of December 31, 2006, and its results of operations and its cash flows for the period from August 16, 2006 (inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

June 1, 2007

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2007	December 31, 2006

CURRENT ASSETS:
Cash and cash equivalents	$666,186	$62,586
Investments held in Trust (Note 1)	40,770,899	-
Prepaid expenses	31,646	-
Total current assets	41,468,731	62,586
Deferred tax assets	104,854	-
Deferred registration costs	-	308,249
TOTAL ASSETS	$41,573,585	$370,835

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Deferred underwriting fee (Note 5)	$1,372,500	$-
Accrued registration costs	29,297	214,197
Accrued expenses	103,217	7,162
Income taxes payable	198,594	-
Due to affiliate	-	34,052
Note payable to intial stockholders, including related interest	-	126,479
Total current liabilities	1,703,608	381,890

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(1,034,483 - shares at conversion value) (Note 1)	7,872,416	-

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.0001 per share, 1,000,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share, 20,918,920 shares authorized,
6,300,000 shares issued and outstanding (including 1,034,483 shares subject to
possible conversion) and 1,125,000 shares issued and outstanding	630	112
Additional paid-in capital	31,594,200	24,888
Earnings (Deficit) accumulated in the development stage	402,731	(36,055)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	31,997,561	(11,055)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$41,573,585	$370,835

See notes to financial statements.

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

		From inception	From inception
		(August 16, 2006)	(August 16, 2006)
	For the year ended	to	to
	December 31, 2007	December 31, 2006	December 31, 2007

Interest income	$4,048	$136	$4,184
Interest income on Trust Fund	951,594	-	951,594
Total revenue	955,642	136	955,778

Operating expenses:
General and administrative expenses	309,117	30,691	339,808
Formation costs	-	5,500	5,500
Total operating expenses	(309,117)	(36,191)	(345,308)

Income (loss) before provision for income taxes	646,525	(36,055)	610,470

Provision for income taxes	207,739	-	207,739

Net income (loss)	$438,786	$(36,055)	$402,731

Weighted average number of shares outstanding; basic and diluted	4,161,575	1,125,000	3,458,368

Net income (loss) per share, basic and diluted	$0.11	$(0.03)	$0.12

See notes to financial statements.

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS' EQUITY

				Earnings (Deficit)	Total
	Common stock		Additional	Accumulated in the Development	Stockholders' Equity
	Shares	Amount	Paid-In Capital	Stage	(Deficiency)
Issuance of Common Stock
on September 13, 2006 at $0.022 per
share to initial stockholders	1,125,000	$112	$24,888	$(36,055)	$(11,055)
Balance, December 31, 2006	1,125,000	$112	$24,888	$(36,055)	$(11,055)
Proceeds from sale of
underwriter's purchase option	-	-	100	-	100
Proceeds from issuance of warrants	-	-	1,430,000	-	1,430,000
Sale of 5,175,000 units through
public offering and over-allotment
net of underwriter's discount and
offering expenses and excluding
$7,872,416 of proceeds
allocable to 1,034,483 shares
of common stock subject to
possible conversion	5,175,000	518	30,139,212	-	30,139,730
Net income	-	-	-	438,786	438,786
Balance, December 31, 2007	6,300,000	$630	$31,594,200	$402,731	$31,997,561

See notes to condensed financial statements

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

		From inception	From inception
		(Augst 16, 2006)	(Augst 16, 2006)
	For the year ended	to	to
	December 31, 2007	December 31, 2006	December 31, 2007

OPERATING ACTIVITIES
Net income (loss)	$438,786	$(36,055)	$402,731
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest earned on investment held in trust	(951,594)	-	(951,594)
Changes in operating assets and liabilities:
Prepaid expenses	(31,646)	-	(31,646)
Deferred tax assets	(104,854)	-	(104,854)
Accrued expenses	96,056	7,162	103,218
Accrued interest on notes payable to initial stockholders	(1,479)	1,479	-
Income taxes payable	198,594	-	198,594
Net cash used in operating activities	(356,137)	(27,414)	(383,551)

INVESTING ACTIVITIES
Purchases of investments held in Trust Fund	(40,754,500)	-	(40,754,500)
Maturities of investments held in Trust Fund	935,195	-	935,195
Net cash used in investing activities	(39,819,305)	-	(39,819,305)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	25,000	25,000
Advances from affiliate	-	34,052	34,052
Payment of advances from affiliate	(34,052)	-	(34,052)
Proceeds from notes payable to initial stockholders	-	125,000	125,000
Payment of notes payable to initial stockholders	(125,000)	-	(125,000)
Proceeds from public offering	36,000,000	-	36,000,000
Proceeds from underwriters' over-allotment exercise	5,400,000	-	5,400,000
Proceeds from issuance of insider warrants	1,430,000	-	1,430,000
Proceeds from purchase of underwriter's purchase option	100	-	100
Payment of registration costs	(1,892,006)	(94,052)	(1,986,058)
Net cash provided by financing activities	40,779,042	90,000	40,869,042

Net increase in cash and cash equivalents	603,600	62,586	666,186
Cash and Cash Equivalents
Beginning of period	62,586	-	-
End of period	$666,186	$62,586	$666,186

Supplemental disclosure of non-cash financing activities and cash flows information
Cash paid for income taxes	$114,000	$-	$-
Accrued registration costs	$29,297	$214,197	$29,297
Accrual of deferred underwriting fees	$1,372,500	$-	$1,372,500

See notes to condensed financial statements.

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

Note 1 -- Discussion of the Company's Activities

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

 The Company believes it will have sufficient working capital to fund its current operations through November, 2008. However, if the Company does not execute a letter of intent, agreement in principle or definite agreement by November, 2008, and if the business combination has not been completed by May, 2009, we will be forced to liquidate. Our efforts have been directed towards searching for a target Company. We believe that our current cash on hand is sufficient to fund our operations for the next twelve months.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The registration statement for the Company's initial public offering (“Offering”) was declared effective on May 23, 2007. The Company consummated the Offering on May 30, 2007 for net proceeds of approximately $33 million. On June 13, 2007 the Company's underwriters' exercised their over-allotment option for net proceeds of approximately $5.2 million. The Company's management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount (Note 5)) at the time of such acquisition. However, there is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination less up to $279,310 to be waived by the underwriters related to the shares so converted, divided by the number of shares sold in the Offering, or approximately $7.61 per share calculated based on $7.88 per Unit held in the Trust Account as of December 31, 2007, less $0.27 per share to be waived by the underwriters related to the shares subject to possible conversion. As a result of the Conversion Right, $7,872,416 has been classified as common stock subject to possible conversion on the accompanying balance sheet as of December 31, 2007. The Company's stockholders prior to the Offering (“Initial Stockholders”), have agreed to vote their 1,125,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders(“Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company's public stockholders vote for the approval of the Business Combination and holders owning 20% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination prior to such vote and exercised their Conversion Right will have their common shares cancelled and such shares of Common Stock will be returned to the status of authorized but unissued shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding less than 20% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the founding shares and the shares underlying the Insider Units (but not shares acquired in the Offering or in the secondary market) held by Initial Stockholders.

  Note 2--Offering

In its initial public offering, effective May 23, 2007 (closed on May 30, 2007), the Company sold to the public 4,500,000 units (the “Units” or a “Unit”) at a price of $8.00 per Unit. Proceeds from the initial public offering totaled approximately $33 million, which was net of approximately $2 million in underwriting fees and other expenses due at closing and approximately $1.2 million of deferred underwriting fees. Each Unit consists of one share of the Company's common stock and one warrant (a “Warrant”).

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

Note 3 -- Summary of Significant Accounting Policies

Cash and Cash Equivalents- Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

 Investments held in trust - The Company's restricted investment held in the Trust Fund at December 31, 2007 is invested in U.S. Government Securities. The Company recognized interest income of $951,594 for the year ended December 31, 2007, $0 from inception (August 16, 2006) to December 31, 2006 and $951,594 from inception (August 16, 2006) to December 31, 2007 which is included on the accompanying statements of operations.

Amounts placed in trust	$40,754,500
Amounts withdrawn for income tax payments	(292,000)
Amounts withdrawn for working capital	(643,195)
Amount earned in interest	951,594
Balance at December 31, 2007	$40,770,899

 Concentration of Credit Risk- Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and investments. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held or due to the nature of investments held in trust.

Net Income Per Share- Net income per share is computed based on the weighted average number of shares of common stock outstanding.Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effect of the 5,175,000 outstanding warrants issued in connection with the initial public offering, the 1,191,667 outstanding warrants issued in connection with the private placement and the 281,250 units included in the underwriters' purchase option, as described in Note 8, along with the warrants underlying such units (representing 562,500 shares of common stock and equivalents) has not been considered in diluted income per share calculations since such securities are contingently exercisable.

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

New Accounting Pronouncements - In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The company will evaluate the potential impact, if any, of the adoption of SFAS No. 159.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations,(“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

Note 4 -- Income Taxes

 A net income tax provision of $207,739 was recorded for the year ended December 31, 2007. The Company's effective tax rate differs from the federal statutory rate due to the decrease in the valuation allowance against its deferred tax asset.  No provision for state and local income taxes has been made since the Company was formed as a vehicle to affect a Business Combination and does not conduct operations and is not engaged in a trade or business in any state. Deferred tax asset relates to expenses recorded for book purposes that are not immediately deductible for tax purposes.

The provision for income taxes for the period ended December 31, 2007 consists of the following:

Current
Federal	$312,593
State	-
312,593
Deferred
Federal	(104,854)
State	-
(104,854)
$207,739

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax was as follows:

2007

Statutory U.S. rate (benefit)	34.0%
Change in valuation allowance	-1.9%
32.1%

Note 5 -- Commitments

 Administrative Fees

 The Company is permitted to utilize $800,000 of after tax interest earned upon monies in the Trust Account in addition to $100,000 transferred to the Company upon consummation of the Offering for working capital purposes. The working capital will be used to pay for director and officer liability insurance premiums and general and administrative services, including office space, utilities and secretarial support, with the balance being held in reserve for other expenses, such as due diligence, legal, accounting, and other fees and expenses for structuring and negotiating Business Combinations, deposits, and down payments in connection with Business Combinations as well as for reimbursement of any out-of-pocket expenses incurred by the Initial Stockholders in connection with activities undertaken on the Company's behalf.

The Company has agreed to pay an affiliate of one of its sponsors $7,500 per month commencing on May 23, 2007 for office, secretarial and administrative services. For the year ended December 31, 2007, for the period August 16, 2006 (inception) to December 31, 2006 and for the period August 16, 2006 (inception) to December 31, 2007, $54,194, $0 and $54,194, respectively is included in general and administrative costs on the accompanying statements of operations. The term of the agreement is 18 months and expires on November 30, 2008.

Underwriting Agreement

In connection with the Offering, the Company has entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.Pursuant to the Underwriting Agreement, the Company was obligated to Cowen and Company, LLC and Maxim Group LLC (together the “Representatives”), the representatives of the underwriters, for certain fees and expenses related to the Offering, including underwriting discounts of $2,898,000. The Company paid $1,350,000 of the underwriting discounts upon closing of the Offering and $175,500 upon closing of the underwriters' over-allotment exercise on June 13, 2007. The Company and the Representatives have agreed that payment of the underwriting discount of $1,372,500 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included on the accompanying balance sheets at December 31, 2007.

Note 6 -- Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 7 -- Equity

Common Stock

On January 10, 2007, the Company effected a 3 for 4 reverse stock split of its outstanding shares of common stock. All of the references in the accompanying financial statements to the number of shares have been retroactively restated to reflect the reverse stock split.

On February 14, 2007 the Company effected a 0.972973 for 1 reverse stock split of its outstanding shares of common stock and amended the number of authorized shares of common stock to 20,918,920. All of the references in the accompanying financial statements to the number of shares have been retroactively restated to reflect the reverse stock split and change in authorized shares.

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

Note 8 -- Summarized Quarterly Information

The Company’s unaudited condensed quarterly financial information is as follows for the interim quarter ended:

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
YEAR ENDED DECEMBER 31, 2007
Interest income	$389,349	$406,996	$159,297	$-
Formation and operating costs	(96,673)	(135,726)	(64,059)	(12,659)
Net income before provision for taxes	292,676	271,270	95,238	(12,659)
Provision for taxes	(79,389)	(112,532)	(15,818)	-
Net income attributable to common stockholders	$213,287	$158,738	$79,420	$(12,659)

Weighted average common shares outstanding	6,300,000	6,300,000	2,840,934	1,125,000
Basic and diluted net income per share	$0.03	$0.03	$0.03	$(0.01)

August 16, 2006
(inception) to
December 31, 2007
FROM INCEPTION TO DECEMBER 31, 2006
Interest income	$955,778
Formation and operating costs	(345,308)
Net income (loss) before provision for taxes	610,470
Provision for taxes	207,739
Net income (loss)	402,731
Accretion of Trust Fund relating to common stock subject to possible conversion	-
Net income (loss) attributable to common stockholders	$402,731
Weighted average common shares outstanding	3,458,368
Basic and diluted net income per share	$0.12

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A(T). CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and our principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management Report on Internal Control Over Financial Reporting

 This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to the transition period established by rules of the Securities and Exchange Commission for newly public companies.

Change in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Special Advisors

The following table sets forth the names of the directors, executive officers and special advisors of the Company, their ages, and their current positions with the Company:

Name	Age	Title
Suresh Rajpal	64	Chief Executive Officer, President & Chairman of the Board
LM Singh	42	Chief Financial Officer, Executive Vice President, Treasurer, Secretary and Director
Graham Norton-Standen	51	Director of Strategy and Director
Frederick Smithline	76	Director
Hemant Sonawala	70	Director
Chandru Jagwani	63	Special Advisor
Pervez A. Ahmed	59	Special Advisor

Suresh Rajpal has been our Chairman of the Board of Directors, Chief Executive Officer and President since our incorporation on August 16, 2006. Mr. Rajpal offers over 35 years of entrepreneurial and multinational work experience covering the United States, Japan, Hong Kong and India. He was the recipient of the Entrepreneur of the Year Award for companies started in the previous three years from Ernst & Young, India in 2000. In addition, he has received the U.S. Ambassador’s Award for distinguished service in strengthening the relationship between the United States and India and for extraordinary service to American business in India as President of the American Business Council.

Mr. Rajpal established Hewlett-Packard Company’s India operations in 1989 and was its President and Chief Executive Officer since setting up the operations until 1999. From 1984 to 1988, Mr. Rajpal was the Director of Sales, Marketing & Support at Hewlett-Packard Company Asia with accounts generating revenue in excess of $1.6 billion. Mr. Rajpal’s career with Hewlett-Packard Company spanned 29 years in several senior managerial positions in the United States, Canada, Asia and Latin America. Following Hewlett-Packard, Mr. Rajpal co-founded eCapital Solutions in April 1999, a company that owned intellectual properties in a number of different technology areas. Until April 2001, Mr. Rajpal was the President and Chief Executive Officer of Trigyn Technologies Limited which was formed through the merger of eCapital Solutions and Leading Edge Systems Ltd, a listed entity on the Bombay Stock Exchange in India. In September 2001, Mr. Rajpal co-founded Tecnova India, which provides consulting services to emerging growth companies in India. In July 2006, he founded Visnova Solutions, a focused software solutions and high-end KPO/BPO organization.

Mr. Rajpal currently serves as a member of the board of directors of various public and privately held companies which include Chairman of the Board of Directors of GISIL Ltd., which specializes in designing and building device optimizing technologies for embedded computing devices and Nirvana Consulting Ltd. a firm that provides consulting services in good corporate governance. Mr. Rajpal is an Electrical Engineer from the Benaras Hindu University, India and earned his MBA from York University, Toronto, Canada.

LM Singh has been our Chief Financial Officer, Executive Vice President, Secretary and Treasurer and a member of our Board of Directors since our incorporation. He has over 20 years experience in a global work environment covering private equity investments, corporate finance, buy-outs, capital markets, audit and control. Since January 2003, Mr. Singh has been the founder and managing partner of Lotus Capital Partners, LLC, New York, an investment advisory firm that specializes in cross-border transactions between the United States and India for companies primarily in the software and business services sector.

In February 2005, Mr. Singh co-founded FiNoble Advisors Ltd, New Delhi, India, an investment and advisory firm providing investment banking, India entry, asset management services and since inception has been a partner in the firm’s asset management practice, FiNoble Lotus Management Advisors Ltd. which specializes in creating alternative investment opportunities for overseas investors that seek to leverage India as an investment destination. From May 1995 to November 2002, Mr. Singh managed private equity investments, re-structuring and post merger integration activities and held several managerial positions at TAIB Bank E.C, and its affiliates, a boutique merchant bank headquartered in Bahrain pursuing investment activities across India, the United States, Europe and the Persian Gulf region. From August 2001 to November 2002, he served as President of TAIB Securities New York with countryhead responsibilities for TAIB Securities, London. From January 2000 to July 2001, Mr. Singh served as Group Executive Director and member of the board of directors for Mindteck, a global technology services provider, focused on IT applications and embedded systems.

Mr. Singh graduated from Sri Ram College of Commerce, Delhi University, India, with a Bachelor in Commerce (Hons.) and qualified as a Chartered Accountant, training with Price Waterhouse, New Delhi, India. He is a member of the Institute of Chartered Accountants of India, Institute of Internal Auditors (USA) and the Information Systems Audit and Control Association (CISA) (USA).

Graham Norton-Standen has been a director of our company and our Director of Strategy since September 25, 2006. Since 2002, Mr. Norton-Standen has been the Chairman and Chief Executive Officer of Applied Intelligence Group, a consulting firm focused on providing brokering, information technology, business transformation and structured investment services covering Europe, North America and Asia Pacific. From 1999 through 2002, as the Chief Executive Officer of Gartner International, a leading technology-related research and consulting service provider, Mr. Norton-Standen was responsible for all of the company’s business outside the United States and was instrumental in restructuring the company. From 1995 through 1999, Mr. Norton-Standen served at various senior level positions at EDS, a Fortune 500 service provider, with a portfolio that includes information-technology, applications and business process services. He was President, Strategic Growth Market, EDS (1998-99), the Group Managing Director, Emerging Markets of EDS (1996 to 1998), Managing Director of the Wireless Division Europe (1995 to 1996) and the Managing Director of the EDS Communications and Media Division in 1995. Prior to joining EDS, Mr. Norton-Standen worked for Digital Equipment Corporation in the Energy and Utilities sector from 1987 to 1994. During this period, he became the head of business development, which included guiding a number of U.K., European and Asia Pacific utilities companies on IT issues in the critical run-up to privatization in 1989. From 1994 to 1995, he was Director of the Mega Deal Group.

Mr. Norton-Standen has served as board member and/or corporate advisor to a number of professional and government bodies including the European Commission, the World Energy Council, the Centre for European Policy Studies and the Governments of Sweden and Australia in the run up to privatization of certain industries. He also served as a board member to the United States Trade and Investment Council based in Brussels. He is currently on the board of Educational Adventures “Danger Rangers” in the United States, a U.S. cartoon company, focused on child safety, E-Pocket, an electronic payments company, Global Sterling Payments Systems (Canada) & (UK) and is an Advisor to IntegraSP.UK, a provider of seamless technology integration solutions.

Hemant S. Sonawala has been a director of our company since September 25, 2006. He was the recipient of the Dataquest Lifetime Achievement Award in 2005. Mr. Sonawala was Vice-Chairman of Digital GlobalSoft Ltd., India from January 1988 until April 2004, a leading software services company, listed on the Bombay Stock Exchange, India, which was subsequently acquired by Hewlett-Packard Company. From 1992 to 1999, Mr. Sonawala was Chairman of Hinditron Schiller Medical Instruments Ltd., a joint venture he formed with Schiller, a leading international manufacturer and supplier of electro cardio-graphs, spirometers, patient monitors and external defibrillators to make available Schiller’s products in India. Mr. Sonawala was founder and Deputy Chairman of Hinditron Tektronix, later Chairman of Tektronix (India) Limited, from 1985 to 1996, a joint venture with Tektronix (a provider of test, measurement and monitoring solutions catering to design centers, laboratories and communications networks) to introduce Tektronix’s vast array of patented products to India. Mr. Sonawala’s current directorships include Exevo India Limited, a Knowledge Process Outsourcing company that provides market research globally with their end-to-end research and support processes, and NetAcross Holding and Investments Pvt. Ltd. Mr. Sonawala holds a bachelor’s degree in Engineering from Gujarat, India and Master of Science in Electrical Engineering. from University of Washington, Seattle, Washington.

Frederick E. Smithline has been a director of our company since September 25, 2006. Mr. Smithline has been practicing corporate law in New York City for over 40 years. After graduation from The Harvard Law School in 1955, Mr. Smithline served for two years in the U.S. Army Counterintelligence Corps in Germany. From 1957 to date, he has been practicing corporate and securities law in various law firms, except for the period from 1969 to 1973, when he was a principal in two Wall Street investment banking firms. From 1982 to the present, Mr. Smithline was a Partner and Counsel in Epstein, Becker and Green, Counsel to Fischbein, Badillo, Wagner & Harding and presently, Counsel to Eaton & Van Winkle. Mr. Smithline specializes in advising early stage companies on structure and finance. He has served on public boards including more than 20 years as a director and then Chairman of DVL, Inc., a publicly traded finance company (1982 to 2003) and the Hungarian Broadcast Company, a media Company (1998 to 2000). He was a co founder of International Isotopes, Inc., a publicly-traded company that is in the business of making radioactive isotopes for diagnostic and therapeutic purposes.

Special Advisors

Chandru Jagwani is a special advisor to our company. Mr. Jagwani has been the Founder, Chief Executive Officer and President of Diversified Impex Corp. since September 1972. Diversified Impex Corporation is involved in international trade finance and has clients in various industries. At Diversified Impex Corporation, Mr. Jagwani has been involved in the export of U.S. auto and off highway equipment parts to India, Latin America and the Middle East, including the export of spares of Gould, Clevite, Caterpillar Inc., Cummins Inc., Detroit Diesel Corp. and International Harvester. Mr. Jagwani also has extensive experience in international trade in auto parts, steel and engineering products from India, Taiwan and Singapore. Mr. Jagwani currently serves as a special advisor to Millennium India Acquisition Company Inc., a blank check public company traded on the American Stock Exchange and focusing on operations primarily in India (largely privately owned businesses within the financial services, healthcare, infrastructure and consumer, retail and hospitality sectors). Mr. Jagwani graduated with a degree in Electrical Engineering from Jodhpur University in India and subsequently received his MBA from the University of Bridgeport, Connecticut, in 1970.

Dr. Pervez Ali Ahmed is a special advisor to our company. Dr. Ahmed has been the Assistant Professor of Clinical Medicine SUNY, Health Science Center Downstate since 1978 and is currently attending in Medicine, Cardiology and Critical Care at Brookdale Hospital Medical Center in Brooklyn New York and in Medicine at Lenox Hill, Kings Highway/Beth Israel. In 1987, Dr. Ahmed was co-Director of Escorts Heart Institute, New Delhi and along with Dr. Naresh Trehan, he helped establish one of India’s earliest super specialty hospitals. Subsequently, he set up a multi physician Cardiology Group Practice in New York. Between 1999 and 2002, Dr. Ahmed was involved in planning, consulting and designing a new hospital in New Delhi and served as its Director. Since 2004, Dr. Ahmed has been a member of the Board of Directors of Max Healthcare in New Delhi, one of India’s leading specialized healthcare service providers. Dr. Ahmed graduated with his M.B.B.S. from the Armed Forces Medical College, Pune in May 1970 and subsequently completed his Internal Medicine Residency in Internal Medicine in Cardiology. His post-graduate qualifications include: Diplomate American Board Internal Medicine, in June 1976, Diplomate ABIM, Cardiovascular Disease in October 1997 and Board Eligible ABIM, Critical Care Medicine

 Director Independence

Our board of directors has determined that Hemant S. Sonawala and Frederick Smithline are “independent directors” within the meaning of Rule 10A-3 promulgated under the Exchange Act and under the NASDAQ listing requirements. We intend to locate and appoint additional independent directors to serve on the board of directors and audit committee from time to time to comply with applicable U.S. federal securities laws.

Committees of the Board of Directors

Audit Committee

Our Board of Directors on March 28, 2008 has established an audit committee, currently comprised of Messrs. Sonawala and Smithline which is chaired by Mr. Sonawala. Messrs. Sonawala and Smithline are independent under the NASDAQ listing standards. Our Board of Directors has not determined whether anyone on the Board is an “audit committee financial expert,” as such term is defined by the Securities and Exchange Commission rules. Since we do not have any operating activities until such time as we enter into a business combination (meaning that our financial statements are relatively simple), our Board of Directors did not feel it was necessary to determine if anyone on our Audit Committee was a financial expert. Our Board of Directors will make a determination if there is an audit committee financial expert after a business combination with a target business is consummated.

The duties of the Audit Committee are specified in our Audit Committee Charter, some of which are specified below:

•	Review and assess the adequacy of this Charter at least annually.

•
Review all quarterly and annual financial statements and reports (including disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations) prior to any filing on Form 10-Q or Form 10-K with the Securities and Exchange Commission.

•	Recommend to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for filing with the Securities and Exchange Commission.

•	Approve the appointment and compensation of the outside auditing firm prior to any engagement.

•	Review the annual audit plan of the outside auditing firm and evaluate their performance.

•
Obtain and review a report from the outside auditing firm at least annually as to (a) all critical accounting policies to be used, (b) all alternative treatments of financial information within generally accepted accounting principles that have been discussed with management of the Company, the ramifications of the use of such alternative disclosures and treatments and the treatment preferred by the outside auditing firm, and (c) other material written communications between the outside auditing firm and management of the Company, including management letters and schedules of unadjusted differences.

•	Consult with the outside auditing firm concerning the completeness and accuracy of the Company’s financial statements.

•	Consult with the outside auditing firm concerning the quality of the Company’s accounting principles as applied in its financial statements and reporting.

•	Review any significant difficulties encountered during the course of the audit or review, including any restrictions on the scope of the outside auditing firm’s work or access to reviewed information.

•	Review any disagreements between management and the outside auditing firm in connection with any public announcements of financial results and quarterly and annual financial statements and reports.

•	Review changes to the Company’s accounting principles as recommended by the outside auditing firm or management.

•
Review with the outside auditing firm the adequacy of the Company’s system of internal controls and disclosure controls and procedures, including computerized information system controls and security, and any related significant findings and recommendations of the outside auditing firm, together with management’s responses thereto.

•	Discuss with management and the outside auditing firm the effect of regulatory and accounting initiatives as well as off-balance sheet structures on the Company’s financial statements.

•	Perform an annual evaluation of the Audit Committee.

Compensation Committee Interlocks and Insider Participation

  The Company does not have a compensation committee. During the last fiscal year, none of our officers and employees, and no former officer, during the last completed fiscal year, participated in deliberations of our Board of Directors concerning executive officer compensation. Our board of directors at this point in time does not deem it necessary to establish a compensation committee because no executive officer or director receives any compensation for services rendered. Once a business combination is consummated the Board will then create a compensation committee.

Code of Ethics

In March 28, 2008, our Board of Directors adopted a code of ethics which applies to our senior financial officers and principal executive officer. Requests for copies of our code of ethics should be sent in writing to TransTech Services Partners Inc. 445 Fifth Avenue, New York, New York 10016.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company’s equity securities to file certain reports (“Section 16 Reports”) with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Company’s common stock, par value $0.01 per share (“Common Stock”) and other equity securities of the Company. Based solely on the Company’s review of the Section 16 Reports furnished to the Company, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2007.

Item 11. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered and no compensation of any kind, including finder’s and consulting fees, will be paid to any of our existing stockholders, officers, directors, special advisors or any of their respective affiliates. Moreover, none of our existing stockholders, officers, directors, special advisors or any of their respective affiliates will receive any cash compensation for services rendered prior to or in connection with a business combination. However, all of these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Such individuals may be paid consulting, management or other fees from target businesses as a result of the business combination, with any and all amounts, to the extent then known, being fully disclosed to stockholders in the proxy solicitation materials furnished to the stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Form 8-K, as required by the SEC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 28, 2008 regarding the ownership of equity securities by (i) each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock, (ii) each director and nominee for director, (iii) the executive officers and special advisors and (iv) all directors, executive officers and special advisors of the Company as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Outstanding Common Stock
TSP Ltd.(4) c/o Canon’s Court 22 Victoria Street Hamilton HM 12 Bermuda	533,919	9.5%

Suresh Rajpal(5)	789,324	14.0%

LM Singh(5)	716,352	12.7%

Graham Norton-Standen	0	—

Frederick Smithline(6) Three Park Avenue, 16th Floor New York, New York 10016	54,730	1.0%

Hemant Sonawala 69/A.L. Jagmohandas Marg. Bombay, India 400 006	0	—

Chandru Jagwani(7)	91,216	1.6%

Polar Securities Inc.(9) 372 Bay Street, 21st Floor Toronto, Ontario M5H 2W9, Canada	591,300	9.4%

Platinum Partners Value Arbitrage Fund LP(10) 152 West 57th Street, 54th Floor New York, NY 10019	340,000	6.04%

QVT Financial LP(11) 1177 Avenue of the Americas, 9th Floor New York, New York 10036	528,550	8.39%

Fir Tree, Inc.(12) 505 Fifth Avenue 23rd Floor New York, New York 10017	550,000	8.7%

Wolverine Convertible Arbitrage Fund, Ltd.(13) 175 W. Jackson, Suite 200 Chicago, IL 60604	315,000	5.0%

Andrew M. Weiss 29 Commonwealth Avenue, 10th Floor Boston, Massachusetts 02116(14)	315,000	5.0%

All directors and executive officers as a group (5 individuals(5)(6)(8)	1,026,487	18.2%

(1)	Unless otherwise indicated, the business address of each of the individuals is 445 Fifth Avenue, Suite 30H, New York, New York 10016.

(2)
The share amount does not include the shares of common stock underlying the private warrants sold to TSP Ltd. in a private placement, prior to the effective date of this offering described elsewhere in this prospectus.

(3)
Reflects the sale of 4,500,000 units in the Offering, but does not include (i) 4,500,000 shares of our common stock issuable upon exercise of the warrants sold as part of such units, (ii) 1,191,667 shares of our common stock issuable upon exercise of the private warrants, (iii) 281,250 shares of our common stock included in the representatives’ unit purchase option or (iv) 281,250 shares of our common stock issuable upon exercise of the warrants included in the representatives’ unit purchase option.

(4)	TSP Ltd., is a company formed under the laws of Bermuda, which is wholly-owned by Suresh Rajpal (57.5%) and LM Singh (42.5%).

(5)
Includes 533,919 shares of our common stock owned by TSP Ltd. and, with respect to LM Singh, 72,973 shares of our common stock owned by Lotus Capital LLC, a New York limited liability company, majority-owned by LM Singh. Mr. Rajpal disclaims beneficial ownership to 42.5% of the shares owned by TSP Ltd. Mr. Singh disclaims beneficial ownership to 57.5% of the shares owned by TSP Ltd.

(6)	Includes 27,365 shares of our common stock owned by Mr. Smithline’s spouse, with respect to which Mr. Smithline disclaims beneficial ownership.

(7)	Includes 47,432 shares of our common stock owned by Canak Associates LLC, a New York limited liability company, 50%-owned by Chandru Jagwani.

(8)	Does not include a total of 98,513 shares of our common stock issued to special advisors.

(9)
Represents shares held by Polar Securities Inc. which serves as the investment manager to North Pole Capital Master Fund and a number of discretionary accounts with respect to which it has voting and dispositive authority over the shares reflected. This information is based solely upon the contents of a filing on Schedule 13G dated October 30,2007.

(10)	This information is based solely upon the contents of a filing on Schedule 13G dated May 31, 2007.

(11)
Represents shares held by QVT Financial LP and this information is based solely upon the contents of a filing on Schedule 13G/A dated December 31, 2007 filed by QVT Financial LP, QVT Financial GP LLC, QVT Fund LP and QVT Associates GP LLC.

(12)
Represents shares held by Fir Tree, Inc. and this information is based solely upon the contents of a filing on Schedule 13G/A dated December 31, 2007 filed by Sapling, LLC, Fir Tree Capital Opportunity Master Fund, L.P. and Fir Tree, Inc.

(13)	This information is based solely upon the contents of a filing on Schedule 13G dated December 31, 2007.

(14)
Represents shares held by Andrew M. Weiss and this information is based solely upon the contents of a filing on Schedule 13G dated February 11, 2008 filed by Andrew M. Weiss, Weiss Asset Management, LLC and Weiss Capital, LLC.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On September 14, 2006, we issued an aggregate of 1,125,000 shares of our common stock adjusted for a 3 for 4 reverse stock split and 0.972973 for 1 reverse stock split on January 10, 2007 and February 14, 2007, respectively to our existing stockholders, for an aggregate of $25,000 in cash, at a purchase price of $0.022 per share, as follows:

Name	Number of Shares	Relationship to Us
TSP Ltd.	533,919	Stockholder (wholly-owned by our sponsors)
Suresh Rajpal	255,405	Chief Executive Officer, President and Chairman of the Board
LM Singh	109,460	Chief Financial Officer, Executive Vice President, Treasurer, Secretary and Director
Frederick Smithline	27,365	Director
Susan Smithline	27,365	Stockholder (spouse of Frederick Smithline)
Pervez Ahmed	7,297	Special Advisor
Chandru Jagwani	43,784	Special Advisor
Lotus Capital LLC	72,973	Stockholder (majority-owned by LM Singh)
Canak Associates LLC	47,432	Stockholder (50%-owned by Chandru Jagwani)

The holders of our 1,125,000 founding shares are entitled to registration rights pursuant to an agreement to be signed prior to the effective date of the Offering. The holders of the majority of these securities and their transferees are each entitled to make up to one demand that we register the securities owned by them. The holders of the majority of these securities can elect to exercise these registration rights at any time after the date on which the securities are released from escrow. In addition, these holders have certain “piggy-back” registration rights on registration statements filed subsequent to such date. Also, TSP Ltd. will be entitled to demand and “piggy-back” registration rights with respect to the private warrants and the shares of common stock underlying the private warrants at any time after we complete a business combination.

Our existing stockholders have waived their rights to participate in any liquidation distribution with respect to their founding shares but not with respect to any shares of common stock acquired in connection with or following this offering. In connection with the vote required for our initial business combination, all of our existing stockholders have agreed to vote their respective founding shares in accordance with the majority of the shares of common stock voted by the public stockholders. Our existing stockholders have agreed to vote all the shares of our common stock acquired this offering or in the aftermarket in favor of a business combination. Our existing stockholders will not have any of the conversion rights attributable to their shares.

We will reimburse our officers, directors and special advisors for any out-of-pocket business expenses incurred by them in connection with certain activities on our behalf, such as identifying and investigating possible target businesses and business combinations. Subject to availability of proceeds not placed in the trust account and interest income, net of income taxes, available to us from the trust account, there is no limit on the amount of accountable out-of-pocket expenses reimbursable by us. We have agreed with the underwriters that our board of directors will review and approve all expense reimbursements made to our officers, directors and special advisors.

We have agreed to pay Lotus Capital LLC a monthly fee of $7,500 for general and administrative services, including office space, utilities and secretarial support. We believe that, based on rents and fees for similar services in the New York metropolitan area, the fee charged by Lotus Capital LLC is at least as favorable as we could have obtained from an unaffiliated third party. This agreement commenced on the date of our prospectus and continue until 18 months after completion of the Offering (or 24 months after the completion of this offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after completion of this offering and the business combination related thereto has not been completed within such 18-month period).

Other than reimbursable out-of-pocket expenses payable to our officers, directors and special advisors, the general and administrative services arrangement with Lotus Capital LLC, no compensation or fees of any kind, including finder’s and consulting fees, will be paid to any of our existing stockholders who owned our common stock prior to this offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

All ongoing and future transactions between us and any of our officers, directors and existing stockholders or their respective affiliates, including loans by our officers, directors and existing stockholders, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties, and such transactions or loans, including any forgiveness of loans, will require prior approval, in each instance, by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who have access, at our expense, to our attorneys or independent legal counsel.

Director Independence

Information relating to the independence of our directors is set forth in Item 10 of this Annual Report on Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 31, 2008, TransTech Services Partners Inc. (the “Company”) was notified that the partners of Goldstein Golub Kessler LLP (“GGK”), the Company’s independent registered public accounting firm, became partners of McGladrey & Pullen, LLP (“M&P”) pursuant to the terms of a limited asset purchase agreement and that, as a result thereof, GGK has resigned as the independent registered public accounting firm for the Company.  McGladrey & Pullen, LLP was subsequently engaged as the Company’s new independent registered public accounting firm on February 6, 2008.

The firm of Goldstein Golub Kessler LLP (“GGK”) acted as our principal accountant.  GGK had a continuing relationship with RSM McGladrey, Inc. (“RSM”), from which it leased auditing staff who are full time, permanent employees of RSM and through which its partners provide non-audit services.  GGK had no full time employees and therefore, none of the audit services performed were provided by permanent full time employees of GGK. GGK managed and supervised the audit staff, and is exclusively responsible for the opinion rendered in connection with their examination.

Other services, which consist of tax return preparation services and do not include Financial Information Systems Design and Implementation Fees have been provided by RSM.

Audit Fees

During the fiscal year ended December 31, 2007, fees paid to our then independent registered public accounting firm, GGK were approximately $48,500 for the services they performed in connection with our initial public offering, including the financial statements included in the Form 10-Q filed for the quarters ending June 30, 2007 and September 30, 2007 and the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2006.

We estimate our fees for the audit of our 2007 financial statement by M&P will be approximately $20,000.

Tax Fees

There were no fees billed by GGK for professional services rendered during the fiscal year ended December 31, 2007 for tax compliance, tax advice and tax planning.

All Other Fees

There were no fees billed by GGK for other professional services rendered during the fiscal year ended December 31, 2007.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation*

3.2	Form of Amended and Restated Certificate of Incorporation*

3.3	Form of Second Amended and Restated Certificate of Incorporation*

3.4	Form of Third Amended and Restated Certificate of Incorporation*

3.5	Bylaws*

4.1	Specimen Unit Certificate*

4.2	Specimen Common Stock Certificate*

4.3	Specimen Warrant Certificate*

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant**

4.5	Form of Unit Purchase Option Agreement between the Registrant, Cowen and Company, LLC, and Maxim Group LLC*

5.1	Opinion of Katten Muchin Rosenman LLP*

10.1	Form of Letter Agreement among the Registrant, Cowen and Company, LLC, Maxim Group LLC and each Sponsor *

10.2	Form of Letter Agreement among the Registrant, Cowen and Company, LLC, Maxim Group LLC and each Director*

10.3	Form of Letter Agreement among the Registrant, Cowen and Company, LLC, Maxim Group LLC and each Existing Stockholder*

10.4	Form of Letter Agreement among the Registrant, Cowen and Company, LLC, and Maxim Group LLC and TSP Ltd.*

10.5	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant*

10.6	Form of Securities Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Existing Stockholders*

10.7	Form of Services Agreement between Lotus Capital LLC and the Registrant*

10.8	Promissory Note issued to LM Singh in the principal amount of $65,000*

10.9	Promissory Note issued to Suresh Rajpal in the principal amount of $60,000*

10.10	Form of Registration Rights Agreement among the Registrant and the Existing Stockholders*

10.11	Second Amended and Restated Subscription Agreement between the Registrant and TSP Ltd.*

14.1	Code of Ethics

31.1	Chief Executive Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138080).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSTECH SERVICES PARTNERS, INC.

	By:	/s/ Suresh Rajpal
Date: April 3, 2008		Suresh Rajpal Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suresh Rajpal	4/3/08	/s/ LM Singh	4/3/08
Suresh Rajpal	Date	LM Singh	Date
Chief Executive Officer, President and Chairman of the Board		Chief Financial Officer, Executive Vice President, Treasurer, Secretary and Director

/s/ Frederick Smithline	4/3/08	/s/ Graham Norton-Standen	4/3/08
Frederick Smithline		Graham Norton-Standen	Date
Director		Director of Strategy and
Director
/s/ Hemant Sonawala	4/3/08
Hemant Sonawala Director	Date