Form 10-Q
period 2008-03-31
TransTech Services Partners Inc.
filed 2008-05-15
CIK 1376634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________________ to ____________________

TransTech Services Partners Inc.
(Exact name of registrant as specified in its charter)

Delaware	020-5426668
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

445 Fifth Avenue	10016
New York, New York	(Zip Code)
(Address of Principal Executive Offices)

212-629-3710
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filler” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

There were 6,300,000 shares of the Registrant’s common stock issued and outstanding as of May 10, 2008.

TRANSTECH SERVICES PARTNERS, INC. CORPORATION INDEX TO FORM 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3

	Condensed Statements of Operations (unaudited), for the three months ended March 31, 2008 and 2007 and the period from August 16, 2006 (inception) to March 31, 2008	4

	Condensed Statements of Stockholders' Equity, for the period from August 16, 2006 (inception) to March 31, 2008 (unaudited)	5

	Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2008 and 2007 and the period from August 16, 2006 (inception) to March 31, 2008	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

TRANSTECH SERVICES PARTNERS INC.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$547,361	$666,186
Investments held in Trust (Note 1)	41,314,605	40,770,899
Prepaid expenses	31,070	31,646
Total current assets	41,893,036	41,468,731
Deferred tax assets	176,154	104,854
TOTAL ASSETS	$42,069,190	$41,573,585

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Deferred underwriting fee (Note 5)	$1,372,500	$1,372,500
Deferred interest	49,276	-
Accrued registration costs	14,298	29,297
Accrued expenses	166,137	103,217
Income taxes payable	381,109	198,594
Total current liabilities	1,983,320	1,703,608

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(1,034,483 - shares at conversion value) (Note 1)	7,872,416	7,872,416

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.0001 per share, 1,000,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share, 20,918,920 shares authorized,
6,300,000 shares issued and outstanding (including 1,034,483 shares subject to
possible conversion) and 1,125,000 shares issued and outstanding	630	630
Additional paid-in capital	31,594,200	31,594,200
Earnings accumulated in the development stage	618,624	402,731
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	32,213,454	31,997,561
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$42,069,190	$41,573,585

See notes to unaudited condensed financial statements.

TRANSTECH SERVICES PARTNERS INC.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS

			From inception
	For the three months ended	For the three months ended	(August 16, 2006) to
	March 31, 2008	March 31, 2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Interest income	$2,299	$-	$6,483
Interest income on Trust Fund	494,430	-	1,446,024
Total revenue	496,729	-	1,452,507

Operating expenses:
General and administrative expenses	169,620	-	502,269
Formation costs	-	12,659	12,659
Total operating expenses	(169,620)	(12,659)	(514,928)

Income (loss) before provision for income taxes	327,109	(12,659)	937,579

Provision for income taxes	111,216	-	318,955

Net income (loss)	$215,893	$(12,659)	$618,624

Weighted average number of shares outstanding; basic and diluted	6,300,000	1,125,000	3,915,239

Net income (loss) per share, basic and diluted	0.03	$(0.01)	$0.16

See notes to unaudited condensed financial statements

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
offering expenses and excluding
$7,872,416 of proceeds
allocable to 1,034,483 shares
of common stock subject to
possible conversion	5,175,000	518	30,139,212	-	30,139,730
Net income	-	-	-	438,786	438,786
Balance, December 31, 2007	6,300,000	$630	$31,594,200	$402,731	$31,997,561

Net income for the period (Unaudited)				215,893	215,893
Balance, March 31, 2008 (Unaudited)	6,300,000	630	31,594,200	618,624	32,213,454

See notes to unaudited condensed financial statements.

TRANSTECH SERVICES PARTNERS INC.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS

			From inception
			(Augst 16, 2006)
	For the three months ended	For the three months ended	to
	March 31, 2008	March 31, 2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$215,893	$(12,659)	$618,624
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest earned on investment held in trust	-	-	(951,594)
Changes in operating assets and liabilities:
Prepaid expenses	576	-	(31,070)
Deferred tax assets	(71,300)	-	(176,154)
Deferred interest	49,276	-	49,276
Accrued expenses	47,923	11,321	151,140
Accrued interest on notes payable to initial stockholders	-	1,233	-
Income taxes payable	182,514	-	381,109
Net cash used in operating activities	424,882	(105)	41,331

INVESTING ACTIVITIES
Purchases of investments held in Trust Fund	-	-	(40,754,500)
Maturities of investments held in Trust Fund	(543,707)	-	391,488
Net cash used in investing activities	(543,707)	-	(40,363,012)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	25,000
Advances from affiliate	-	-	34,052
Payment of advances from affiliate	-	-	(34,052)
Proceeds from notes payable to initial stockholders	-	-	125,000
Payment of notes payable to initial stockholders	-	-	(125,000)
Proceeds from public offering	-	-	36,000,000
Proceeds from underwriters' over-allotment exercise	-	-	5,400,000
Proceeds from issuance of insider warrants	-	-	1,430,000
Proceeds from purchase of underwriter's purchase option	-	-	100
Payment of registration costs	-	(565)	(1,986,058)
Net cash provided by financing activities	-	(565)	40,869,042

Net increase in cash and cash equivalents	(118,825)	(670)	-
Cash and Cash Equivalents
Beginning of period	666,186	62,586	666,186
End of period	$547,361	$61,916	$547,361

Supplemental disclosure of non-cash financing activities
Cash paid for income taxes	$-	$-	$114,000
Accrued registration costs	$14,298	$89,999	$-
Accrual of deferred underwriting fees	$1,372,500	$-	$-

See notes to unaudited condensed financial statements.

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

The Company believes it will have sufficient working capital to fund its current operations through November, 2008. However, if the Company does not execute a letter of intent, agreement in principle or definite agreement by November 2008, and if the business combination has not been completed by May 2009 we will be forced to liquidate. Our efforts have been directed towards searching for a target Company. We believe that our current cash on hand is sufficient to fund our operations for the next twelve months. The financial statements do not include any adjustments that might result from this outcome.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The registration statement for the Company's initial public offering (“Offering”) was declared effective on May 23, 2007. The Company consummated the Offering on May 30, 2007 for net proceeds of approximately $33 million. On June 13, 2007 the Company's underwriters' exercised their over-allotment option for net proceeds of approximately $5.2 million. The Company's management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount (Note 5) at the time of such acquisition. However, there is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 -- Discussion of the Company's Activities - (Continued)

conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination less up to $279,310 to be waived by the underwriters related to the shares so converted, divided by the number of shares sold in the Offering, or approximately $7.61 per share calculated based on $7.88 per Unit held in the Trust Account as of March 31, 2008, less $0.27 per share to be waived by the underwriters related to the shares subject to possible conversion. As a result of the Conversion Right, $7,872,416 has been classified as common stock subject to possible conversion on the accompanying balance sheet as of March 31, 2008. The Company's stockholders prior to the Offering (“Initial Stockholders”), have agreed to vote their 1,125,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders(“Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company's public stockholders vote for the approval of the Business Combination and holders owning 20% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.

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

Note 3 -- Summary of Significant Accounting Policies

Interim Financial Statements - The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (August 16, 2006) to December 31, 2007 included in the Company’s Form 10-K filed on April 3, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2008 and 2007 and for the period from inception (August 16, 2006) to March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year. The December 31, 2007 Balance Sheet has been derived from the audited financial statements.

Cash and Cash Equivalents- Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Investments held in trust - The Company's restricted investment held in the Trust Fund at March 31, 2008 is invested in U.S. Government Securities. The Company recognized interest income of $543,706, $0 and $1,495,300 for the three months ended March 31, 2008 and 2007, and for the period from inception (August 16, 2006) to March 31, 2008 respectively which is included on the accompanying statements of operations. The Company has $156,805 remaining to be withdrawn for working capital purposes. Below is the Trust Account reconciliation:

Amounts placed in trust	$40,754,500
Amounts withdrawn for income tax
payments	(292,000)

Amounts withdrawn for working capital	(643,195)
Amount earned in interest	951,594
Balance at December 31, 2007	40,770,899
Interest received from January 31, 2008 to
March 31, 2008	543,706
Total funds held in trust account as of
March 31, 2008	$41,314,605

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 -- Summary of Significant Accounting Policies - (Continued)

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

Net Income Per Share- Net income per share is computed based on the weighted average number of shares of common stock outstanding. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effect of the 5,175,000 outstanding warrants issued in connection with the initial public offering, the 1,191,667 outstanding warrants issued in connection with the private placement and the 281,250 units included in the underwriters' purchase option, as described in Note 7, along with the warrants underling such units (representing 562,500 shares of common stock and equivalents) has not been considered in diluted income per share calculations since such securities are contingently exercisable.

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

New Accounting Pronouncements - In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 -- Summary of Significant Accounting Policies - (Continued)

accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The company has not elected the fair value option.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

Note 4 -- Income Taxes

The Company’s effective tax rate approximates the combined federal and state statutory rate. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Included as part of general and administrative costs in the accompanying statement of operations for the three months ended March 31, 2008 and 2007 is Delaware franchise tax expense of $9,162 and $0, respectively, and $9,162 for the period from August 16, 2006 (inception) through March 31, 2008.

Note 5 -- Commitments

Administrative Fees

The Company is permitted to utilize $800,000 of after tax interest earned upon monies in the Trust Account in addition to $100,000 transferred to the Company upon consummation of the Offering for working capital purposes. The working capital will be used to pay for director and officer liability insurance premiums and general and administrative services, including office space, utilities and secretarial support, with the balance being held in reserve for other expenses, such as due diligence, legal, accounting, and other fees and expenses for structuring and negotiating Business Combinations, and deposits, down payments in connection with Business Combinations as well as for reimbursement of any out-of-pocket expenses incurred by the Initial Stockholders in connection with activities undertaken on the Company's behalf.

The Company has agreed to pay an affiliate of one of its sponsors $7,500 per month commencing on May 23, 2007 for office, secretarial and administrative services. For the three months ended March 31, 2008 and 2007 and for the period August 16, 2006 (inception) to March 31, 2008, $22,500, $0 and $76,694, respectively is included in general and administrative costs on the accompanying statements of operations.

Underwriting Agreement

 In connection with the Offering, the Company has entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.Pursuant to the Underwriting Agreement, the Company was obligated to Cowen and Company, LLC and Maxim Group LLC (together the “Representatives”), the representatives of the underwriters, for certain fees and expenses related to the Offering, including underwriting discounts of $2,898,000. The Company paid $1,350,000 of the underwriting discounts upon closing of the Offering and $175,500 upon closing of the underwriters' over-allotment exercise on June 13, 2007. The Company and the Representatives have agreed that payment of the underwriting discount of $1,372,500 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included on the accompanying balance sheets at March 31, 2008.

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

Note 7 -- Equity - (Continued)

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

Note 7 -- Equity - (Continued)

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

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

The following discussion should be read in conjunction with our financials statement and footnotes thereto contained in this report.

For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 1 and 2 of the financial statements included in Item 1 of the Form 10-Q.

We believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business.

Results of Operations

Net income for the three months ended March 31, 2008, of $215,893 consisted of interest income on the Trust Fund investment of $494,430 and interest on cash and cash equivalents of $2,299, offset by general and administrative expenses of $169,620, which includes professional fees, administrative fees and other operating expenses. A federal income tax provision for the period of $111,216 has been recorded.

Net loss for the three months ended March 31, 2007, of $12,659 consisted of formation costs of $12,659, which includes professional fees, administrative fees and other operating expenses.

Net income for the period August 16, 2006 (inception) to March 31, 2008, of $618,624 consisted of interest income on the Trust Fund investment of $1,446,024 and interest on cash and cash equivalents of $6,483, offset by general and administrative expenses of $502,269 which includes professional fees, administrative fees and other operating expenses and $12,659 in formation costs. A federal income tax provision for the period of $318,955 has been recorded.

Liquidity and Capital Resources

The Company believes it will have sufficient working capital to fund its current operations through November, 2008. However, if the Company does not effect a business combination by November 2008(or by May 2009) if a letter of intent, agreement in principle or definite agreement has not been executed or if the business combination has not been completed we will be forced to liquidate. Our efforts have been directed towards searching for a target Company. We believe that our current cash on hand is sufficient to fund our operations for the next twelve months.

Of the gross proceeds from our IPO, including the exercise over an over allotment option on June 12, 2007: (i) we deposited approximately $40.7 million into a trust account at JP Morgan Chase, maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included $1,430,000 that we received from the sale of warrants to the Initial Stockholders in a private placement on May 22, 2007; (ii) the underwriters received $1,525,500 as underwriting discount; (iii) we retained $100,000 that will not be held in the trust account; and (iv) we used $872,679 for offering expenses.

Our Initial Stockholders purchased an aggregate of 1,191,667 warrants (“Private Warrants”) in a private placement, at a price of $1.20 per Private Warrant, for an aggregate of $1,430,000 prior to the IPO.

The proceeds deposited in the trust account will not be released from the trust account until the earlier of the consummation of a business combination or the expiration of the time period during which we may consummate a business combination. The proceeds held in the trust account may be used as consideration to pay the sellers of an acquisition target with which we complete a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account will be used to finance the operations of the acquisition target. We may also use the proceeds held in the trust account to pay a finder's fee to any unaffiliated party that provides information regarding prospective targets to us.

         We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate until November 30, 2008, assuming that a business combination is not consummated during that time. Over this time, we have estimated that up to $600,000 of working capital to cover expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination and up to $135,000 for the administrative fee($7,500 per month for 18 months).

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

For the three months ended March 31, 2008, $0 of interest income was released to the Company from the trust account.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4T. CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and our principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March  31, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Change in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our form 10-K for the fiscal year ended December 31, 2007. Additionally, the risks described in our Annual Report on Form 10-K for the period ended December 31, 2007 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

TRANSTECH SERVICES PARTNERS, INC
May 15, 2008	By:	/s/ Suresh Rajpal
Suresh Rajpal
Chief Executive Officer