Form 10-Q
period 2008-06-30
TransTech Services Partners Inc.
filed 2008-08-14
CIK 1376634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

TransTech Services Partners Inc.
(Exact name of registrant as specified in its charter)

Delaware	020-5426668
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

445 Fifth Avenue
New York, New York	10016
(Address of Principal Executive Offices)	(Zip Code)

212 696-5977
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

There were 6,300,000 shares of the Registrant’s common stock issued and outstanding as of August 10, 2008.

TRANSTECH SERVICES PARTNERS, INC. CORPORATION INDEX TO FORM 10-Q

INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3

	Condensed Statements of Operations (unaudited), for the three months ended June 30, 2008 and 2007 and the period from August 16, 2006 (inception) to June 30, 2008	4

	Condensed Statements of Stockholders' Equity, for the period from August 16, 2006 (inception) to June 30, 2008 (unaudited)	5

	Condensed Statements of Cash Flows (unaudited) for the three months ended June 30, 2008 and 2007 and the period from August 16, 2006 (inception) to June 30, 2008	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

TRANSTECH SERVICES PARTNERS INC.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$499,151	$666,186
Investments held in Trust (Note 1)	41,053,017	40,770,899
Prepaid expenses	16,546	31,646
Total current assets	41,568,714	41,468,731
Deferred tax assets	210,002	104,854
TOTAL ASSETS	$41,778,716	$41,573,585

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Deferred underwriting fee (Note 5)	$1,372,500	$1,372,500
Deferred interest	59,739	-
Accrued registration costs	-	29,297
Accrued expenses	146,285	103,217
Income taxes payable	96,262	198,594
Total current liabilities	1,674,786	1,703,608

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(1,034,483 - shares at conversion value) (Note 1)	7,872,416	7,872,416

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.0001 per share, 1,000,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share, 20,918,920 shares authorized, 6,300,000 shares issued and outstanding (including 1,034,483 shares subject to possible conversion) and 1,125,000 shares issued and outstanding	630	630
Additional paid-in capital	31,594,200	31,594,200
Earnings accumulated in the development stage	636,684	402,731
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	32,231,514	31,997,561
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$41,778,716	$41,573,585

See notes to condensed financial statements.

TRANSTECH SERVICES PARTNERS INC.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS

					From inception
	For the three	For the three	For the six	For the six	(August 16, 2006)
	months ended	months ended	months ended	months ended	to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income	$381	$358	$2,680	$383	$6,864
Interest income on Trust Fund	127,949	158,939	622,379	158,939	1,573,973
Total revenue	128,330	159,297	625,059	159,322	1,580,837

Operating expenses:
General and administrative expenses	100,964	64,059	270,585	76,742	610,393
Formation costs	-	-	-	-	5,500
Total operating expenses	(100,964)	(64,059)	(270,585)	(76,742)	(615,893)

Income (loss) before provision for income taxes	27,366	95,238	354,474	82,580	964,944
Provision for income taxes	9,305	15,818	120,521	15,818	328,260
Net income (loss)	$18,061	$79,420	$233,953	$66,762	$636,684

Weighted average number of shares outstanding; basic and diluted	6,300,000	2,840,934	6,300,000	1,987,707	4,245,548

Net income (loss) per share, basic and diluted	0.00	0.03	0.04	0.03	0.15

See notes to condensed financial statements.

TRANSTECH SERVICES PARTNERS INC.
(a corporation in the development stage)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

				Earnings (Deficit)	Total
	Common stock		Additional	Accumulated in the	Stockholders'
	Shares	Amount	Paid-In Capital	Development Stage	Equity (Deficiency)
Issuance of Common Stock on September 13, 2006 at $0.022 per share to initial stockholders	1,125,000	$112	$24,888	$(36,055)	$(11,055)
Balance, December 31, 2006	1,125,000	$112	$24,888	$(36,055)	$(11,055)
Proceeds from sale of underwriter's purchase option	-	-	100	-	100
Proceeds from issuance of warrants	-	-	1,430,000	-	1,430,000
Sale of 5,175,000 units through public offering and over-allotment net of underwriter's discount and offering expenses and excluding $7,872,416 of proceeds allocable to 1,034,483 shares of common stock subject to possible conversion	5,175,000	518	30,139,212	-	30,139,730
Net income	-	-	-	438,786	438,786
Balance, December 31, 2007	6,300,000	$630	$31,594,200	$402,731	$31,997,561

Net income for the period (Unaudited)				233,953	233,953
Balance, June 30, 2008 (Unaudited)	6,300,000	630	31,594,200	636,684	32,231,514

See notes to condensed financial statements

TRANSTECH SERVICES PARTNERS INC.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS

			From inception
	For the	For the	(August 16, 2006)
	six months ended	six months ended	to
	June 30, 2008	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$233,953	$66,762	$636,684
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest earned on investment held in trust	(682,118)	-	(1,633,712)
Changes in operating assets and liabilities:
Prepaid expenses	15,100	(11,550)	(16,546)
Deferred tax assets	(105,147)	(32,380)	(210,002)
Deferred interest	59,739	-	59,739
Accrued expenses	13,771	63,273	116,989
Accrued interest on notes payable to initial stockholders	-	(1,479)	-
Income taxes payable	(102,332)	48,198	96,262
Accrued interest on Trust Fund		(158,939)	-
Net cash used in operating activities	(567,035)	(26,116)	(950,586)

INVESTING ACTIVITIES
Purchases of investments held in Trust Fund	0	(40,754,500)	(40,754,500)
Maturities of investments held in Trust Fund	400,000	145,500	1,335,195
Net cash used in investing activities	400,000	(40,609,000)	(39,419,305)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	25,000
Advances from affiliate	-	-	34,052
Payment of advances from affiliate	-	(34,052)	(34,052)
Proceeds from notes payable to initial stockholders	-	-	125,000
Payment of notes payable to initial stockholders	-	(125,000)	(125,000)
Proceeds from public offering	-	36,000,000	36,000,000
Proceeds from underwriters' over-allotment exercise	-	5,400,000	5,400,000
Proceeds from issuance of insider warrants	-	1,430,000	1,430,000
Proceeds from purchase of underwriter's purchase option	-	100	100
Payment of registration costs	-	(1,871,433)	(1,986,058)
Net cash provided by financing activities	-	40,799,615	40,869,042

Net increase in cash and cash equivalents	(167,035)	164,499	499,151
Cash and Cash Equivalents
Beginning of period	666,186	62,586	0
End of period	$499,151	$227,085	$499,151

Supplemental disclosure of non-cash financing activities
Cash paid for income taxes	$328,000	$-	$442,000
Accrued registration costs	$-	$49,871	$0
Accrual of deferred underwriting fees	$1,372,500	$1,372,500	$1,372,500

	-	-	$-

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

The registration statement for the Company's initial public offering (“Offering”) was declared effective on May 23, 2007. The Company consummated the Offering on May 30, 2007 for net proceeds of approximately $33 million. On June 13, 2007 the Company's underwriters' exercised their over-allotment option for net proceeds of approximately $5.2 million. The Company's management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount (Note 5) at the time of such acquisition. However, there is no assurance that the Company will be able to successfully affect a Business Combination.

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

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Discussion of the Company's Activities – (Continued)

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination less up to $279,310 to be waived by the underwriters related to the shares so converted, divided by the number of shares sold in the Offering, or approximately $7.88 per share calculated based on $7.68 per Unit held in the Trust Account as of June 30, 2008, less $0.27 per share to be waived by the underwriters related to the shares subject to possible conversion. As a result of the Conversion Right, $7,872,416 has been classified as common stock subject to possible conversion on the accompanying balance sheet as of June 30, 2008. The Company's stockholders prior to the Offering (“Initial Stockholders”), have agreed to vote their 1,125,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders(“Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company's public stockholders vote for the approval of the Business Combination and holders owning 20% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.

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

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements - The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (August 16, 2006) to December 31, 2007 included in the Company’s Form 10-K filed on April 3, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended June 30, 2008 and 2007 and for the period from inception (August 16, 2006) to June 30, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year. The December 31, 2007 Balance Sheet has been derived from the audited financial statements.

Cash and Cash Equivalents- Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Investments held in trust- The Company's restricted investment held in the Trust Fund at June 30, 2008 is invested in U.S. Government Securities. The Company recognized interest income of $127,949 and $158,939 for the three months ended June 30, 2008 and 2007, $622,379 and $158,939 for the six months ended June 30, 2008 and 2007, and $1,573,973 for the period from inception (August 16, 2006) to June 30, 2008 respectively which is included on the accompanying statements of operations. The Company has approximately $6,000 remaining to be withdrawn for working capital purposes. Below is the Trust Account reconciliation:

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies – (Continued)

Amounts placed in trust	$40,754,500
Amounts withdrawn for income tax payments	(292,000)

Amounts withdrawn for working capital	(643,195)
Amount earned in interest	951,594
Balance at December 31, 2007	40,770,899
Amount earned in interest	682,118
Amount withdrawn for working capital	(150,000)
Amount withdrawn for income taxes	(250,000)
Total funds held in trust account as of June 30, 2008	$41,053,017

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

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies – (Continued)

New Accounting Pronouncements– In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on the Company’s Financial Statements.

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

In December 2007, the FASB issued SFAS No 141R, ‘‘Business Combinations’’ (‘‘SFAS 141R’’). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in the fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. Upon the successful completion of a Business Combination, the Company anticipates applying the provisions of SFAS 141R and potentially SFAS 160.

In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS 157 on nonfinancial assets and nonfinancial liabilities, but does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 — Income Taxes

The Company’s effective tax rate approximates the combined federal and state statutory rate. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Included as part of general and administrative costs in the accompanying statement of operations is Delaware franchise tax expense of $9,162 and $15,716 for the three months ended June 30, 2008 and 2007, $18,324 and $17,037 for the six months ended June 30, 2008 and $55,236 for the period from August 16, 2006 (inception) through June 30, 2008.

Note 5 — Commitments

Administrative Fees

The Company has agreed to pay an affiliate of one of its sponsors $7,500 per month commencing on May 23, 2007 for office, secretarial and administrative services. For the three months ended June 30, 2008 and 2007 the company incurred $22,500 and $9,194, for the six months ended June 30, 2008 and 2007 the Company incurred $45,271 and $9,194 and for the period August 16, 2006 (inception) to June 30, 2008 $99,194 is included in general and administrative costs on the accompanying statements of operations.

Underwriting Agreement

In connection with the Offering, the Company has entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering Pursuant to the Underwriting Agreement, the Company was obligated to Cowen and Company, LLC and Maxim Group LLC (together the “Representatives”), the representatives of the underwriters, for certain fees and expenses related to the Offering, including underwriting discounts of $2,898,000. The Company paid $1,350,000 of the underwriting discounts upon closing of the Offering and $175,500 upon closing of the underwriters' over-allotment exercise on June 13, 2007. The Company and the Representatives have agreed that payment of the underwriting discount of $1,372,500 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included on the accompanying balance sheets at June 30, 2008.

Note 6 — Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 7 — Equity

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

Note 7 — Equity  - (Continued)

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

The Private Warrants are identical to the Public Warrants and may not be sold or transferred, except in limited circumstances, until after the consummation of a Business Combination. If the Company dissolves before the consummation of a Business Combination, there will be no distribution from the Trust Account with respect to such Private Warrants, which will expire worthless. As the proceeds from the exercise of the Public Warrants and Private Warrants will not be received until after the completion of a Business

Registration Rights - Warrants and Unit Purchase Option

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

Note 7 — Equity  - (Continued)

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

Results of Operations

Net income for the six months ended June 30, 2008, of $233,953 consisted of interest income on the Trust Fund investment of $622,379 and interest on cash and cash equivalents of $2,680, offset by general and administrative expenses of $270,585, which includes professional fees, administrative fees and other operating expenses. A federal income tax provision for the period of $120,521 has been recorded.

Net income for the three months ended June 30, 2008, of $18,061 consisted of interest income on the Trust Fund investment of $127,949 and interest on cash and cash equivalent of $381, offset by general and administrative expenses of $100,964, which includes professional fees, administrative fees and other operating expenses. A federal income tax provision for the period of $9,305 has been recorded.

Net income for the period August 16, 2006 (inception) to June 30, 2008, of $636,684 consisted of interest income on the Trust Fund investment of $1,573,973 and interest on cash and cash equivalents of $6,864, offset by general and administrative expenses of $610,393 which includes professional fees, administrative fees and other operating expenses and $5,500 in formation costs. A federal income tax provision for the period of $328,260 has been recorded.

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

For the six months ended June 30, 2008, $400,000 of interest income was released to the Company from the trust account.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and our principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

TRANSTECH SERVICES PARTNERS, INC

August 14, 2008	By:	/s/ Suresh Rajpal
Suresh Rajpal Chief Executive Officer