Form 10-Q
period 2008-09-30
TransTech Services Partners Inc.
filed 2008-11-14
CIK 1376634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission File No.
333-138080

TransTech Services Partners Inc.
(Exact name of registrant as specified in its charter)

Delaware	020-5426668
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

445 Fifth Avenue, Suite 30H
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

There were 6,300,000 shares of the Registrant’s common stock issued and outstanding as of November 12, 2008.

TRANSTECH SERVICES PARTNERS, INC. CORPORATION INDEX TO FORM 10-Q

INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3

	Condensed Statements of Operations (unaudited), for the three and nine months ended September 30, 2008 and 2007 and the period from August 16, 2006 (inception) to September 30, 2008	4

	Condensed Statements of Stockholders' Equity, for the period from August 16, 2006 (inception) to September 30, 2008 (unaudited)	5

	Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and 2007 and the period from August 16, 2006 (inception) to September 30, 2008	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$454,706	$666,186
Investments held in Trust (Note 1)	41,121,651	40,770,899
Prepaid expenses	11,621	31,646
Total current assets	41,587,978	41,468,731
Deferred tax assets	244,429	104,854
TOTAL ASSETS	$41,832,407	$41,573,585

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Deferred underwriting fee (Note 5)	$1,372,500	$1,372,500
Deferred interest	74,610	-
Accrued registration costs	-	29,297
Accrued expenses	108,309	103,217
Income taxes payable	130,167	198,594
Total current liabilities	1,685,586	1,703,608

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(1,034,483 - shares at conversion value) (Note 1)	7,872,416	7,872,416

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.0001 per share, 1,000,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share, 20,918,920 shares authorized, 6,300,000 shares issued and outstanding (including 1,034,483 shares subject to possible conversion)	630	630
Additional paid-in capital	31,594,200	31,594,200
Earnings accumulated in the development stage	679,575	402,731
TOTAL STOCKHOLDERS' EQUITY	32,274,405	31,997,561
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,832,407	$41,573,585

See notes to unaudited condensed financial statements.

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

					From inception
	For the three	For the three	For the nine	For the nine	(August 16, 2006)
	months ended	months ended	months ended	months ended	to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income	$751	$1,524	$3,432	$1,907	$7,616
Interest income on Trust Fund	160,319	405,472	782,697	564,411	1,734,291
Total revenue	161,070	406,996	786,129	566,318	1,741,907

Operating expenses:
General and administrative expenses	96,083	135,726	366,668	212,468	706,476
Formation costs	-	-	-	-	5,500
Total operating expenses	(96,083)	(135,726)	(366,668)	(212,468)	(711,976)

Income before provision for income taxes	64,987	271,270	419,461	353,850	1,029,931
Provision for income taxes	22,096	112,532	142,617	128,350	350,356
Net income	$42,891	$158,738	$276,844	$225,500	$679,575

Weighted average number of shares outstanding; basic and diluted	6,300,000	6,300,000	6,300,000	3,440,934	4,497,897

Net income per share, basic and diluted	0.01	0.03	0.04	0.07	0.15

See notes to unaudited condensed financial statements.

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Earnings (Deficit)	Total
	Common stock		Paid-	Accumulated in the	Stockholders'
	Shares	Amount	In Capital	Development Stage	Equity (Deficiency)
Issuance of Common Stock on September 13, 2006 at $0.022 per share to initial stockholders	1,125,000	$112	$24,888	$(36,055)	$(11,055)
Balance, December 31, 2006	1,125,000	$112	$24,888	$(36,055)	$(11,055)
Proceeds from sale of underwriter's purchase option	-	-	100	-	100
Proceeds from issuance of warrants	-	-	1,430,000	-	1,430,000
Sale of 5,175,000 units through public offering and over-allotment net of underwriter's discount and offering expenses and excluding $7,872,416 of proceeds allocable to 1,034,483 shares of common stock subject to possible conversion	5,175,000	518	30,139,212	-	30,139,730
Net income	-	-	-	438,786	438,786
Balance, December 31, 2007	6,300,000	$630	$31,594,200	$402,731	$31,997,561

Net income for the period (Unaudited)				276,844	276,844
Balance, September 30, 2008 (Unaudited)	6,300,000	630	31,594,200	679,575	32,274,405

See notes to unaudited condensed financial statements

TRANSTECH SERVICES PARTNERS INC.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS

			From inception
	For the	For the	(August 16, 2006)
	nine months ended	nine months ended	to
	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$276,844	$255,500	$679,575
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in trust	(857,307)	-	(1,808,901)
Changes in operating assets and liabilities:
Prepaid expenses	20,025	(8,400)	(11,621)
Deferred tax assets	(139,575)	(74,918)	(244,429)
Deferred interest	74,610	-	74,610
Accrued expenses	(24,206)	80,348	108,309
Accrued interest on notes payable to initial stockholders	-	(1,479)	-
Income taxes payable	(68,427)	186,268	130,167
Accrued interest on Trust Fund		(564,411)	-
Net cash used in operating activities	(718,036)	(157,092)	(1,072,290)

INVESTING ACTIVITIES
Purchases of investments held in Trust Fund	0	(40,754,500)	(41,121,651)
Maturities of investments held in Trust Fund	506,556	568,000	1,779,605
Net cash provided by (used in) investing activities	506,556	(40,186,500)	(39,342,046)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	25,000
Advances from affiliate	-	-	34,052
Payment of advances from affiliate	-	(34,052)	(34,052)
Proceeds from notes payable to initial stockholders	-	-	125,000
Payment of notes payable to initial stockholders	-	(125,000)	(125,000)
Proceeds from public offering	-	36,000,000	36,000,000
Proceeds from underwriters' over-allotment exercise	-	5,400,000	5,400,000
Proceeds from issuance of insider warrants	-	1,430,000	1,430,000
Proceeds from purchase of underwriter's purchase option	-	100	100
Payment of registration costs	-	(1,892,006)	(1,986,058)
Net cash provided by financing activities	-	40,779,042	40,869,042

Net increase (decrease) in cash and cash equivalents	(211,480)	435,450	454,706
Cash and Cash Equivalents
Beginning of period	666,186	62,586	-
End of period	$454,706	$498,036	$454,706

Supplemental disclosure of non-cash financing activities
Cash paid for income taxes	$350,618	$-	$464,618
Accrued registration costs	$-	$-	$-
Accrual of deferred underwriting fees	$-	$1,372,500	$1,372,500

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

The Company believes it will have sufficient working capital to fund its current operations through May 23, 2009. However, if a Business Combination has not been completed by May 23, 2009, we will be forced to liquidate. Our efforts have been directed towards searching for a target company. The Company has executed a non-binding letter of intent for a Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Discussion of the Company's Activities – (Continued)

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination less up to $279,310 to be waived by the underwriters related to the shares so converted, divided by the number of shares sold in the Offering, or approximately $7.61 per share, calculated based on $7.88 per Unit held in the Trust Account as of the date of closing of the IPO, less $0.27 per share to be waived by the underwriters related to the shares subject to possible conversion. As a result of the Conversion Right, $7,872,416 has been classified as common stock subject to possible conversion on the accompanying balance sheet as of September 30, 2008. The Company's stockholders prior to the Offering (“Initial Stockholders”), have agreed to vote their 1,125,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders(“Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company's public stockholders vote for the approval of the Business Combination and holders owning 20% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.

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

The Company also sold to the Representatives, a purchase option to purchase up to a total of 281,250 additional Units (Note 7).

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements - The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (August 16, 2006) to December 31, 2007 included in the Company’s Form 10-K filed on April 3, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended September 30, 2008 and 2007 and for the period from inception (August 16, 2006) to September 30, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year. The December 31, 2007 Balance Sheet has been derived from the audited financial statements.

Cash and Cash Equivalents- Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Investments held in trust- The Company's restricted investment held in the Trust Fund at September 30, 2008 is invested in U.S. Government Securities. The Company recognized interest income of $160,319 and $405,472 for the three months ended September 30, 2008 and 2007, $782,697 and $564,411 for the nine months ended September 30, 2008 and 2007, and $1,734,291 for the period from inception (August 16, 2006) to September 30, 2008 respectively which is included on the accompanying statements of operations. A nominal amount remains to be distributed from the trust account for working capital purposes. Below is the Trust Account reconciliation:

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies – (Continued)

Amounts placed in trust	$40,754,500
Amounts withdrawn for income tax payments	(292,000)

Amounts withdrawn for working capital	(643,195)
Amount earned in interest	951,594
Balance at December 31, 2007	40,770,899
Amount earned in interest	857,308
Amount withdrawn for working capital	(156,556)
Amount withdrawn for income taxes	(350,000)
Total funds held in trust account as of September 30, 2008	$41,121,651

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

Net Income Per Share- Net income per share is computed based on the weighted average number of shares of common stock outstanding. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effect of the 5,175,000 outstanding warrants issued in connection with the initial public offering, the 1,191,667 outstanding warrants issued in connection with the private placement and the 281,250 units included in the underwriters' purchase option, as described in Note 7, along with the warrants underlying such units (representing 562,500 shares of common stock and warrants) has not been considered in diluted income per share calculations since such securities are contingently exercisable.

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

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 — Income Taxes

The Company’s effective tax rate approximates the combined federal and state statutory rate. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Included as part of general and administrative costs in the accompanying statement of operations is Delaware franchise tax expense of $9,264 and $10,613 for the three months ended September 30, 2008 and 2007, $27,588 and $27,650 for the nine months ended September 30, 2008 and $64,500 for the period from August 16, 2006 (inception) through September 30, 2008.

Note 5 — Commitments

Administrative Fees

The Company has agreed to pay an affiliate of one of its sponsors $7,500 per month commencing on May 23, 2007 for office, secretarial and administrative services. For the three months ended September 30, 2008 and 2007 the Company incurred $22,500 and $22,500, for the nine months ended September 30, 2008 and 2007 the Company incurred $67,500 and $31,694 and for the period August 16, 2006 (inception) to September 30, 2008 $121,694 is included in general and administrative costs on the accompanying statements of operations.

Underwriting Agreement

In connection with the Offering, the Company has entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering. Pursuant to the Underwriting Agreement, the Company was obligated to Cowen and Company, LLC and Maxim Group LLC (together the “Representatives”), the representatives of the underwriters, for certain fees and expenses related to the Offering, including underwriting discounts of $2,898,000. The Company paid $1,350,000 of the underwriting discounts upon closing of the Offering and $175,500 upon closing of the underwriters' over-allotment exercise on June 13, 2007. The Company and the Representatives have agreed that payment of the underwriting discount of $1,372,500 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included on the accompanying balance sheets at September 30, 2008.

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

The Private Warrants are identical to the Public Warrants and may not be sold or transferred, except in limited circumstances, until after the consummation of a Business Combination. If the Company dissolves before the consummation of a Business Combination, there will be no distribution from the Trust Account with respect to such Private Warrants, which will expire worthless. As the proceeds from the exercise of the Public Warrants and Private Warrants will not be received until after the completion of a Business Combination, the expected proceeds from exercise will not have any effect on the Company's financial condition or results of operations prior to a Business Combination

Unit Purchase Option

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

Registration Rights - Warrants and Purchase Option

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

Results of Operations

 Net income for the nine months ended September 30, 2008, of $276,844 consisted of interest income on the Trust Fund investment of $782,697 and interest on cash and cash equivalents of $3,432, offset by general and administrative expenses of $366,668, which includes professional fees, administrative fees and other operating expenses. A federal income tax provision for the period of $142,617 has been recorded.

Net income for the nine months ended September 30, 2007, of $225,500 consisted of interest income on the Trust Fund investment of $564,411 and interest on cash and cash equivalents of $1,907, offset by general and administrative expenses of $212,468, which includes professional fees, administrative fees and other operating expenses. A federal income tax provision for the period of $128,350 has been recorded.

Net income for the three months ended September 30, 2008, of $42,891 consisted of interest income on the Trust Fund investment of $160,319 and interest on cash and cash equivalents of $751, offset by general and administrative expenses of $96,083, which includes professional fees, administrative fees and other operating expenses. A federal income tax provision for the period of $22,096 has been recorded. Decreased revenue in 2008 is related to decreased Trust Fund investment rates.

Net income for the three months ended September 30, 2007, of $158,738 consisted of interest income on the Trust Fund investment of $405,472 and interest on cash and cash equivalents of $1,524, offset by general and administrative expenses of $135,726, which includes professional fees, administrative fees and other operating expenses. A federal income tax provision for the period of $112,532 has been recorded.

Net income for the period August 16, 2006 (inception) to September 30, 2008, of $679,575 consisted of interest income on the Trust Fund investment of $1,734,291 and interest on cash and cash equivalents of $7,616, offset by general and administrative expenses of $706,476 which includes professional fees, administrative fees and other operating expenses and $5,500 in formation costs. A federal income tax provision for the period of $350,356 has been recorded.

Liquidity and Capital Resources

The Company believes it will have sufficient working capital to fund its current operations through May 23, 2009. However, if a Business Combination has not been completed by May 23, 2009, we will be forced to liquidate. Our efforts have been directed towards searching for a target company. The Company has executed a non-binding letter of intent for a Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate until May 31, 2009, assuming that a business combination is not consummated during that time. Over this time, we have estimated that up to $600,000 of working capital to cover expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination and up to $135,000 for the administrative fee ($7,500 per month for 18 months).

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

For the nine months ended September 30, 2008, $506,556 of interest income was released to the Company from the trust account. A nominal amount remains to be distributed from the trust account for working capital purposes.

Off -Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and our principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Filed herewith)

31.2	Certification of the Chief Financial Officer (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSTECH SERVICES PARTNERS INC

November 14, 2008	By:	/s/ Suresh Rajpal
Suresh Rajpal Chief Executive Officer