Form 10-K
period 2008-12-31
TransTech Services Partners Inc.
filed 2009-04-01
CIK 1376634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2008

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

Registrant’s Telephone Number, Including Area Code 212-696-5977 Securities registered pursuant to Section 12(b) of the Exchange Act:

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
Yes ☒                        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒   No ☐

 As of March 31, 2009 there were 6,300,000 shares of the registrant’s Common Stock outstanding, par value $.0001 per share. The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 25, 2009 was approximately $40,209,750.

DOCUMENTS INCORPORATED BY REFERENCE:       None

INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2008
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

The registration statement for the Company's initial public offering (“Offering”) was declared effective on May 23, 2007. The Company consummated the Offering on May 30, 2007 for net proceeds of approximately $33 million for 4,500,000 units consisting of one share of the Company’s common stock and one warrant, which entitles the holder to purchase one share of the Company’s Common Stock at a price of $5.00 per warrant. On June 13, 2007 the Company's underwriters' exercised their over-allotment option for net proceeds of approximately $5.2 million. The Company's management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount) at the time of such acquisition. However, there is no assurance that the Company will be able to successfully effect a Business Combination.

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

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finder’s or consulting fees to our existing stockholders or any of their respective affiliates for services rendered to or in connection with a business combination.

Management has agreed that approximately $7.88 per Unit sold in our Offering is held in a trust account (“Trust Account”) and invested in permitted United States government securities, of which, $0.27 per Unit will be paid to the underwriter upon the consummation of a Business Combination pro-rata with respect to those shares which stockholders do not exercise their conversion rights. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Approximately $800,000 of after tax interest earned on the monies held in the Trust Account and $100,000 transferred to the Company when we closed the Offering may be used to pay for due diligence of prospective Target Businesses, legal and accounting fees relating to Securities and Exchange Commission (“SEC”) reporting obligations and working capital to cover miscellaneous expenses, director and officer insurance and reserves.

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination less up to $279,310 to be waived by the underwriters related to the shares so converted, divided by the number of shares sold in the Offering, or approximately $7.88 per share as of the date of the IPO, which includes $0.27 per share to be waived by the underwriters related to the shares subject to possible conversion. As a result of the Conversion Right, $7,872,416 has been classified as common stock subject to possible conversion on the accompanying balance sheet as of December 31, 2008. The Company's stockholders prior to the Offering (“Initial Stockholders”), have agreed to vote their 1,125,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders(“Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company's public stockholders vote for the approval of the Business Combination and holders owning 20% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.

TransTech has entered into a binding Letter of Intent (“LOI”) with a target company for a Business Combination, pursuant to which TransTech will acquire the company, subject to the execution of definitive agreements and the receipt of requisite shareholder approval. Post filing, proxy statement will be filed seeking the approval of the Company's stockholders for that Business Combination. If 20% or more of the  stockholders do not approve the Business Combination and demand for conversion of their stock into cash, then the Company's board of directors will convene, adopt and recommend to their stockholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking stockholder approval for such plan. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering.

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

Employees

We have two officers, each of whom is a member of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote as employees prior to the completion time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the completion of a business combination.

Recent Developments

On November 13, 2008, we had announced that we entered into a Letter Of Intent (“LOI”) with Active Response Group, Inc. (“ARG”), pursuant to which TransTech and ARG were to merge, subject to the execution of definitive agreements and the receipt of requisite shareholder approval. Through February 2009 negotiations and discussions were conducted with ARG. However, despite their best efforts, TransTech and ARG could not agree on certain key terms of the merger agreement. Therefore, Board of TransTech determined that in the best interest of its shareholders, TransTech would have to terminate all discussions of a merger with ARG. Accordingly, on March 26, 2009, we announced that we terminated all discussions with ARG.

Further, we announced the signing of binding letter of intent with Global Hi-Tech Industries Limited (“GHIL”), an integrated steel manufacturer focused on the infrastructure growth sector in India, which can benefit from cross-border opportunities and enhance efficiencies from technological upgradation by integrating IT systems in the areas of plant logistics, energy control and raw material sourcing. The board of TransTech believes that, given the prevailing market conditions, the acquisition of GHIL is in the best interest of the shareholders to create value in the long term and accordingly announced the signing of the binding term sheet on March 26, 2009.

There remain a number of conditions to our completion of the acquisition of GHIL and there is no guarantee that the Share Purchase Agreement will be approved by our stockholders or the shareholders of GHIL. In addition, in connection with the transaction, we will file preliminary and definitive proxy statements in connection with the solicitation of proxies for our special meeting of stockholders to approve the Share Purchase Agreement and related transactions. If our stockholders do not approve the Share Purchase Agreement, we will initiate process to liquidate TransTech.

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

We must complete the business combination for which we have entered into a binding letter of intent with an operating businesses with a collective fair market value equal to at least 80% of our net assets (excluding deferred underwriting discounts and commissions payable to the representatives of $1,372,500) at the time of the acquisition within May 23, 2009 and the business combination relating thereto has not yet been completed within such period. If we fail to complete a business combination within the required time frame, we have agreed with the trustee to promptly initiate procedures to dissolve and liquidate our assets. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the completion of a business combination. While we continue to review a number of possible business combinations, we do not have any specific merger, capital stock exchange, asset acquisition, stock purchase or other business combination transaction under contract.

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

•
if a business combination is not completed or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified herein, then our corporate purposes and powers will immediately thereupon be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation of our assets (including funds in the trust account), and we will not be able to engage in any other business activities; and

•
we may not complete any merger, acquisition, asset purchase or similar transaction other than a business combination that meets the conditions specified in the amended and restated certificate of incorporation including the requirement that the business combination be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets (excluding the deferred underwriting discounts and commissions) at the time of such business combination.

Under Delaware law, the foregoing requirements and restrictions may be amended if our board of directors adopts a resolution declaring the advisability of an amendment which is then approved by stockholders holding a majority of our outstanding shares. Such an amendment could reduce or eliminate the protection that such requirements and restrictions afford to our stockholders. However, pursuant to our amended and restated certificate of incorporation  and the terms of the underwriting agreement that we entered into with the underwriters in the Offering, neither we nor the board will propose or seek stockholder approval of any amendment of these provisions without the approval of stockholders holding 95% of our outstanding shares.

Under Delaware law, our dissolution requires certain approvals by holders of our outstanding stock, without which we will not be able to dissolve and liquidate and distribute our assets to our public stockholders.

We have agreed with the trustee to promptly adopt a plan of voluntary dissolution and liquidation and initiate procedures for our dissolution and liquidation if we do not effect the business combination, for which we have entered into a binding letter of intent, by May 23, 3009 .

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

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, our sponsors have severally agreed, pursuant to written agreements with us and the representatives, that they will be personally liable to ensure that the proceeds in the trust account are not reduced by vendors, service providers or prospective target businesses that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations nor can we assure you that the per-share distribution from the trust accounts will not be less than $7.88, plus interest, due to such claims. In the event that the proceeds in the trust account are reduced and the sponsors assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether we would take legal action against the sponsors to enforce their indemnification obligations. Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders.

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

We will dissolve and liquidate our trust account to our public stockholders if we do not complete the business combination for which we have entered into a binding letter of intent. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in dissolution. If a corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we do not intend to comply with those procedures. In the event that our board of directors recommends and the stockholders approve a plan of dissolution and liquidation where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Any of the above listed factors could materially and adversely affect our business and results of operations. Furthermore, if our debt bears interest at floating rates; our interest expense could increase if interest rates rise. If we do not have sufficient earnings to service any debt incurred, we could need to refinance all or part of that debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do on commercially reasonable terms, or at all.

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

None of our officers, directors or special advisors has ever been associated with a blank check company, other than Chandru Jagwani, as a special advisor and Dr. Ranga Krishna, as an independent director. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination using the proceeds of the Offering. Our management’s lack of experience in operating a blank check company could limit our ability to complete a business combination and could result in our having to liquidate the trust account.

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

We have entered into a binding letter of intent. However, in the event that we cannot successfully consummate the business combination, we will have to dissolve and liquidate. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If a corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we do not intend to comply with those procedures. In the event that our board of directors recommends and the stockholders approve a plan of dissolution and liquidation where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Item 3.              LEGAL PROCEEDINGS.

On February 6, 2009, Opportunity Partners L.P. filed a petition against TransTech in the Court of Chancery of the State of Delaware seeking to compel TransTech to hold an annual meeting of stockholders for the election of directors pursuant to Section 211(c) of the General Corporation Law of the State of Delaware on the grounds that more than thirteen months have elapsed since the organization of TransTech, it last annual meeting or the last action by written consent in lieu of an annual meeting.  The parties have agreed to a briefing schedule, and the matter is set to go to trial on April 8, 2009.  There may be other similar lawsuits brought by other stockholders of TransTech.

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

The following table sets forth the range of high and low bids of the Company’s common stock for the

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
Second Quarter	$8.32	$8.00	$7.35	$7.32	$1.02	$0.95
Third Quarter	$8.28	$7.92	$7.35	$7.18	$1.02	$0.74
Fourth Quarter	$8.65	$8.05	$7.60	$7.25	$0.87	$0.75

2008:
First Quarter	$8.10	$7.70	$7.45	$7.32	$0.72	$0.24
Second Quarter	$7.85	$7.61	$7.65	$7.38	$0.29	$0.25
Third Quarter	$7.85	$7.60	$7.70	$7.50	$0.23	$0.12
Fourth Quarter	$7.50	$7.17	$7.55	$7.10	$0.15	$0.03

2009:
First Quarter	$8.10	$7.17	$7.79	$7.45	$0.12	$0.02

Holders of Record

As of March 31, 2009, there were of record, 11 holders of our common stock, 2 holders of warrants and 1 of unit.

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

	Year Ended December 31, 2008	Year Ended December 31, 2007
Statement of Operations Data:
Income from operations	$222,859	$646,525
Interest income	809,255	955,642
Net income	147,087	438,786

Earnings per share data:
Weighted average number of shares outstanding, basic and diluted	6,300,000	4,161,575
Net income per share, basic and diluted	$0.02	$0.11

Other Financial Data:
Net cash used in operating activities	$(868,927)	$(356,137)
Cash contributed to trust fund	-	(40,754,500)
Net proceeds from public offering allocable to stockholders' equity (excluding proceeds from 1,034,483 shares subject to conversion)	30,139,212	30,139,212
Portion of net proceeds from public offering allocable to Common Stock subject to conversion	7,872,416	7,872,416

	December 31, 2008	December 31, 2007
Selected Balance Sheet Data:
Cash and cash equivalents	303,814	666,186
Trust fund	41,157,785	40,770,899
Total assets	41,792,537	41,573,585
Common stock subject to conversion	7,872,416	7,872,416
Total stockholders' equity	32,144,648	31,997,561

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Net income for the year ended December 31, 2008, of $147,087 consisted of interest income on the Trust Fund investment of $805,489  and interest on cash and cash equivalents of $3,766, offset by general and administrative expenses of $586,396, which includes professional fees, administrative fees and other operating expenses. A federal income tax provision for the period of $75,772 has been recorded.

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

Net income for the period August 16, 2006 (inception) to December 31, 2008, of $549,818 consisted of interest income on the Trust Fund investment of $1,757,083 and interest on cash and cash equivalents of $7,950, offset by general and administrative expenses of $931,704 which includes professional fees, administrative fees and other operating expenses and $5,500 in formation costs. A federal income tax provision for the period of $283,511 has been recorded.

Liquidity and Capital Resources
 Of the gross proceeds from our IPO, including the exercise over an over allotment option on June 12, 2007: (i) we deposited approximately $40.75 million into a trust account at Morgan Stanley, maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included $1,430,000 that we received from the sale of warrants to the Initial Stockholders in a private placement on May 22, 2007; (ii) the underwriters received $2,898,000 as underwriting discount; (iii) we retained $100,000 that will not be held in the trust account; and (iv) we used $872,679 for offering expenses.

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

We have entered into a binding LOI and have reasonably ascertained the capital requirements for the particular transaction. However, if the net proceeds of the Offering prove to be insufficient, due to the depletion of the available net proceeds not held in trust (including interest earned on the trust account released to us for working capital), or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we may be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed, we may have to restructure the transaction or dissolve and liquidate. In addition, if we complete the business combination, we may require additional financing to fund the operations or growth of the target business.

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

For the year ended December 31, 2008, $156,555 of interest income was released to the Company from the trust account for working capital and $350,000 for income tax obligations. A nominal amount remains to be distributed from trust for working capital

Off-Balance Sheet Arrangements

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

Contractual Obligations and Commitments

 The Company has no off-balance sheet arrangements.

Item 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 None.

Item 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRANSTECH SERVICES PARTNERS INC.

INDEX TO FINANCIAL STATEMENTS

Pages
Reports of Independent Registered Public Accounting Firms	F-2

Financial Statements:

Balance Sheets, December 31, 2008 and 2007	F-4

Statements of Operations, for the year ended December 31, 2008, for the year ended December 31, 2007, and the period from August 16, 2006 (inception) to December 31, 2008	F-5

Statements of Stockholders’ Equity, from August 16, 2006 (inception) to December 31, 2008	F-6

Statements of Cash Flows, for the year ended December 31, 2008, for the year ended December 31, 2007, and the period from August 16, 2006 (inception) to December 31, 2008	F-7

Notes to Financial Statements	F8-F15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TransTech Services Partners Inc.

We have audited the statements of operations and cash flows of TransTech Services Partners Inc. for the period from August 16, 2006 (inception) to December 31, 2006 (not separately presented herein) and the statement of stockholders’ equity for the period from April 10, 2006 to December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of TransTech Services Partners Inc. for the period from August 16, 2006 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

June 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
TransTech Services Partners Inc.

We have audited the accompanying balance sheets of TransTech Services Partners Inc. (a development stage company) (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and the amounts included in the cumulative columns in the consolidated statements of operations and cash flows for the period from August 16, 2006 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the period from August 16, 2006 (inception) to December 31, 2006 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such period is based solely on the report of such auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of TransTech Services Partners Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended, and for the amounts included in the cumulative columns in the statements of operations and cash flows for the period from August 16, 2006 (inception) to  December 31, 2008, in conformity with accounting principles generally accepted in the United States.

We were not engaged to examine management's assertion about the effectiveness of TransTech Services Partners Inc.'s internal control over financial reporting as of December 31, 2008 included in the “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that TransTech Services Partners Inc. will continue as a going concern.  As discussed in Note 1 to the financial statements, TransTech Services Partners Inc. may face a mandatory liquidation by May 23, 2009 if a business combination is not executed and limited working capital, without including funds held in trust, as of December 31, 2008, which raises substantial doubt about its ability to continue as a going concern. Management's efforts to achieve a business combination and fund its working capital are described in Notes 1 and 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGLADREY & PULLEN, LLP
New York, New York

March 31, 2009

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

BALANCE SHEETS

	December 31,2008	December 31,2007
CURRENT ASSETS:
Cash and cash equivalents	$303,814	$666,186
Investments held in Trust (Note 1)	41,157,785	40,770,899
Prepaid expenses	9,300	31,646
Total current assets	41,470,899	41,468,731
Deferred tax assets	321,638	104,854
TOTAL ASSETS	$41,792,537	$41,573,585

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Deferred underwriting fee (Note 5)	$1,372,500	$1,372,500
Deferred Interest	87,953	-
Accrued registration costs	-	29,297
Accrued expenses	174,488	103,217
Income taxes payable	140,532	198,594
Total current liabilities	1,775,473	1,703,608

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(1,034,483 - shares at conversion value) (Note 1)	7,872,416	7,872,416

COMMITMENTS (Note 5)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $.0001 per share, 1,000,000 shares authorized, 0 shares issued	-
Common stock, par value $.0001 per share, 20,918,920 shares authorized,
6,300,000 shares issued and outstanding (including 1,034,483 shares subject to
possible conversion)	630	630
Additional paid-in capital	31,594,200	31,594,200
Earnings (Deficit) accumulated in the development stage	549,818	402,731
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	32,144,648	31,997,561
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$41,792,537	$41,573,585

See notes to financial statements.

TRANSTECH SERVICES PARTNERS INC.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	For the year ended	For the year ended	From August 16, 2006 (inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
Revenue:
Interest income	$3,766	$4,048	$7,950
Interest income on Trust Fund	805,489	951,594	1,757,083
Total revenue	809,255	955,642	1,765,033

Operating expenses:
General and administrative expenses	586,396	309,117	926,204
Formation costs	-		5,500
Total operating expenses	(586,396)	(309,117)	(931,704)

Income before provision for income taxes	222,859	646,525	833,329

Provision for income taxes	75,772	207,739	283,511

Net income	$147,087	$438,786	$549,818

Weighted average number of shares outstanding; basic and diluted	6,300,000	4,161,575

Net income per share, basic and diluted	$0.02	$0.11

See notes to financial statements.

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common stock		Additional Paid-In	Earnings (Deficit) Accumulated in the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Issuance of Common Stock
on September 13, 2006 at $0.022 per
share to initial stockholders	1,125,000	$112	$24,888	$(36,055)	$(11,055)
Balance, December 31, 2006	1,125,000	$112	$24,888	$(36,055)	$(11,055)
Proceeds from sale of
underwriter's purchase option	-	-	100	-	100

Proceeds from issuance of warrants	-	-	1,430,000	-	1,430,000

Sale of 5,175,000 units through public offering and over-allotment net of underwriter's discount and offering expenses and excluding $7,872,416 of proceeds allocable to 1,034,483 shares of common stock subject to possible conversion	5,175,000	518	30,139,212	-	30,139,730
Net income	-	-	-	438,786	438,786
Balance, December 31, 2007	6,300,000	630	31,594,200	$402,731	31,997,561

Net Income	-	-	-	147,087	147,087
Balance, December 31, 2008	6,300,000	630	31,594,200	549,818	32,144,648

See notes to condensed financial statements

TRANSTECH SERVICES PARTNERS INC.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2008	For the year ended December 31, 2007	From inception (August 16, 2006) to December 31, 2008
OPERATING ACTIVITIES
Net income	$147,087	$438,786	$549,818
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in trust	(893,442)	(951,594)	(1,845,036)
Changes in operating assets and liabilities:
Prepaid expenses	22,346	(31,646)	(9,300)
Deferred tax assets	(216,784)	(104,854)	(321,638)
Accrued expenses	71,272	96,056	174,489
Accrued interest on notes payable to initial stockholders	-	(1,479)	-
Income taxes payable	(58,062)	198,594	140,532
Deferred Interest	87,953	-	87,953
Accrued registration Cost	(29,297)	-	(29,297)
Net cash used in operating activities	(868,927)	(356,137)	(1,252,478)

INVESTING ACTIVITIES
Purchases of investments held in Trust Fund	-	(40,754,500)	(40,754,500)
Disbursements from Trust Fund	506,555	935,195	1,441,750
Net cash used in investing activities	506,555	(39,819,305)	(39,312,750)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	25,000
Advances from affiliate	-	-	34,052
Payment of advances from affiliate	-	(34,052)	(34,052)
Proceeds from notes payable to initial stockholders	-	-	125,000
Payment of notes payable to initial stockholders	-	(125,000	(125,000)
Proceeds from public offering	-	36,000,000	36,000,000
Proceeds from underwriters' over-allotment exercise	-	5,400,000	5,400,000
Proceeds from issuance of insider warrants	-	1,430,000	1,430,000
Proceeds from purchase of underwriter's purchase option	-	100	100
Payment of registration costs	-	(1,892,006)	(1,986,058)
Net cash provided by financing activities	-	40,779,042	40,869,042

Net increase in cash and cash equivalents	(362,372)	603,600	303,814
Cash and Cash Equivalents
Beginning of period	666,186	62,586	-
End of period	$303,814	$666,186	$303,814

Supplemental disclosure of non-cash financing activities
Cash paid for income taxes applicable for current year	$350,618	$114,000	$464,618
Accrued registration costs	-	$29,297	$29,297
Accrual of deferred underwriting fees		$1,372,500	$1,372,500

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

There is substantial doubt about the Company’s ability to continue as a going concern due to the requirement that the Company completes a business combination by May 23, 2009 or it will be forced to liquidate and limited working capital, without including funds held in trust, as of December 31, 2008. The Company plans to address these matters by making efforts to complete a business combination by May 23, 2009 and has entered into a binding letter of intent with Global Hi-Tech Industries Limited (“GHIL”), which is subject to stockholder approval as discussed in Note 8 – Subsequent Events. The Company plans to meet its working capital requirements by making efforts to raise bridge financing and negotiate payment terms with vendors, as may be necessary. There is no assurance that the Company will complete a business combination by May 23, 2009 or be successful in raising bridge financing.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Management has agreed that approximately $7.88 per Unit sold in the Offering will be held in a trust account (“Trust Account”) and invested in permitted United States government securities, of which, $0.27 per Unit will be paid to the underwriter upon the consummation of a Business Combination pro-rata with respect to those shares which stockholders do not exercise their conversion rights. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Approximately $800,000 of after tax interest earned on the monies held in the Trust Account and $100,000 transferred to the Company at the close of the Offering may be used to pay for due diligence of prospective Target Businesses, legal and accounting fees relating to Securities and Exchange Commission (“SEC”) reporting obligations and working capital to cover miscellaneous expenses, director and officer insurance and reserves. As of December 31, 2008, the Company has nominal working capital to be withdrawn from Trust.

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $7.88 per share calculated based on the date of closing of the IPO, which includes $0.27 per share to be waived by the underwriters related to the shares subject to possible conversion. As a result of the Conversion Right, $7,872,416 has been classified as common stock subject to possible conversion on the accompanying balance sheet as of December 31, 2008. The Company's stockholders prior to the Offering (“Initial Stockholders”), have agreed to vote their 1,125,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders (“Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company's public stockholders vote for the approval of the Business Combination and holders owning 20% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.

We entered into a binding LOI (see Note 8) with a target company for a Business Combination, pursuant to which TransTech will acquire the company, subject to the execution of definitive agreements and the receipt of requisite shareholder approval. Post filing proxy statement seeking the approval of the Company's stockholders for that Business Combination, if 20% or more of the public stockholders do not approve the Business Combination and demand for conversion of their stock into cash, then the Company's board will convene, adopt and recommend to their stockholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking stockholder approval for such plan. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering.

 With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination prior to such vote and exercised their Conversion Right will have their common shares cancelled and such shares of Common Stock will be returned to the status of authorized but un-issued shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding less than 20% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the founding shares and the shares underlying the Insider Units (but not shares acquired in the Offering or in the secondary market) held by Initial Stockholders.

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

Investments held in trust - The Company's restricted investment held in the Trust Fund at December 31, 2008 is invested in U.S. Government Securities. The Company earned interest income of $893,442 for the year ended December 31, 2008, $951,594 for the year ended December 31, 2007,  and $1,845,036 from inception (August 16, 2006) to December 31, 2008 which is included on the accompanying statements of operations. Below is the Trust Account reconciliation:

Amounts placed in trust	$40,754,500
Amounts withdrawn for income tax payments	(292,000)

Amounts withdrawn for working capital	(643,195)
Amount earned in interest	951,594
Balance at December 31, 2007	40,770,899
Amount earned in interest	893,442
Amount withdrawn for working capital	(156,556)
Amount withdrawn for income taxes	(350,000)
Total funds held in trust account as of December 31, 2008	$41,157,785

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

Fair Value of Financial Instruments- Effective January 1, 2008 the Company adopted Statement No. 157, Fair Value Measurements. Statement No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  Statement No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to Statement No. 157.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Investments Held in Trust	$41,157,785	$41,157,785	$—	$—

Total assets	$41,157,785	$41,157,785	$—	$—

The Company’s investments held in trust include money market securities that are considered to be highly liquid and easily tradable.  These securities are valued using inputs observable in active markets for identical securities and therefore are classified as level 1 within the fair value hierarchy.

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

In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS 157 on non financial assets and non financial liabilities, but does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS 160, Non controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non controlling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. Upon the successful completion of a Business Combination, the Company will apply the provisions of SFAS 160 if applicable.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock.  EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

 Note 4 — Income Taxes

 A net income tax provision of $75,772 was recorded for the year ended December 31, 2008. The Company's effective tax rate differs from the federal statutory rate due to the decrease in the valuation allowance against its deferred tax asset.  The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Included as part of general and administrative costs in the accompanying statement of operations is Delaware franchise tax expense of $36,750 estimated for the financial year ended December 31, 2008. Delaware franchise tax of $ 27,498 for the financial year ending December 31, 2007, was paid in September 2008.

The provision for income taxes for the period ended December 31, 2008 and December 31, 2007 consists of the following:

	December 31, 2008	December 31, 2007
Current
Federal	$292,555	$312,593
State	-	-
	292,555	312,593
Deferred
Federal	(261,783)	(104,854)
State	-	-
	(261,783)	(104,854)
	$75,772	$207,739

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Significant components of the Company’s deferred tax assets are as follows:

	2008	2007
Expenses deferred for income tax purposes	$292,638	104,854
Interest income deferred for book purposes	29,000	-

Total	$321,638	$104,854

The Company's effective tax is the same as the statutory rate of 34%.

Note 5 — Commitments

 Administrative Fees

 The Company is permitted to utilize $800,000 of after tax interest earned upon monies in the Trust Account in addition to $100,000 transferred to the Company upon consummation of the Offering for working capital purposes. The working capital has been used to pay for director and officer liability insurance premiums and general and administrative services, including office space, utilities and secretarial support, with the balance being held in reserve for other expenses, such as due diligence, legal, accounting, and other fees and expenses for structuring and negotiating Business Combinations, deposits, and down payments in connection with Business Combinations as well as for reimbursement of any out-of-pocket expenses incurred by the Initial Stockholders in connection with activities undertaken on the Company's behalf.

The Company has agreed to pay an affiliate of one of its sponsors $7,500 per month commencing on May 23, 2007 for office, secretarial and administrative services. For the year ended December 31, 2008, for the year ended December 31, 2007, and for the period August 16, 2006 (inception) to December 31, 2008, $90,000, $54,194, and $144,194, respectively is included in general and administrative costs on the accompanying statements of operations. The term of the agreement is 24 months and expires in May, 2009.

Underwriting Agreement

In connection with the Offering, the Company has entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering. Pursuant to the Underwriting Agreement, the Company was obligated to Cowen and Company, LLC and Maxim Group LLC (together the “Representatives”), the representatives of the underwriters, for certain fees and expenses related to the Offering, including underwriting discounts of $2,898,000. The Company paid $1,350,000 of the underwriting discounts upon closing of the Offering and $175,500 upon closing of the underwriters' over-allotment exercise on June 13, 2007. The Company and the Representatives have agreed that payment of the underwriting discount of $1,372,500 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included on the accompanying balance sheets at December 31, 2008.

Opportunity Partners – Petition

On February 6, 2009, Opportunity Partners L.P. filed a petition against TransTech in the Court of Chancery of the State of Delaware seeking to compel TransTech to hold an annual meeting of stockholders for the election of directors pursuant to Section 211(c) of the General Corporation Law of the State of Delaware on the grounds that more than thirteen months have elapsed since the organization of TransTech, it last annual meeting or the last action by written consent in lieu of an annual meeting.  The parties have agreed to a briefing schedule, and the matter is set to go to trial on April 8, 2009. There may be other similar lawsuits brought by other stockholders of TransTech.

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

Note 8 – Subsequent Events

Execution of Letter of Intent with Identified Target for Business Combination

On March 26, 2009, we announced that we have entered into a binding Letter Of Intent with Global Hi-Tech Industries Limited (“GHIL”). GHIL, a company incorporated in India, is an integrated steel manufacturer focused on the infrastructure growth sector in India, and has prospecting license for iron-ore mines in Chatarpur, Madhya Pradesh where GHIL believes that there may be substantial iron-ore deposits. We believe that GHIL can benefit from cross-border opportunities and enhance efficiencies from technological upgradation by integrating IT systems in the areas of plant logistics, energy control, raw material sourcing and iron-ore mining.

Pursuant to the definitive agreements, Delta Enterprises Limited (“Delta”), a Mauritius-based entity, shall enter into an agreement pursuant to which Delta shall acquire 51.6% stake in GHIL from the majority shareholders of GHIL. Thereafter, Delta shall become a wholly-owned subsidiary of TransTech. Based on pre-agreed milestones and certain conditions, TransTech will acquire the remaining equity over a period of time.

There remains a number of conditions to the Company’s completing the acquisition of GHIL, including approval by TransTech’s stockholders of the business combination and approval by the shareholders of GHIL of the share purchase agreement.

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

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Based upon their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at that reasonable assurance level.

Management Report on Internal Control Over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 10.  OTHER INFORMATION

Mr. Graham Norton–Standen, resigned as a director and as the Company’s Director of Strategy, on November 2, 2008. There was no disagreement or dispute between Mr. Norton-Standen and the Company which led to his resignation as both a director and officer of the Company.

Dr. R. C. Krishna was elected to the Board of Directors on November 7, 2008. A detailed biography of Dr. R C Krishna is available in “Part III, Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE”.

PART III

Item 11.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Special Advisors

The following table sets forth the names of the directors, executive officers and special advisors of the Company, their ages, and their current positions with the Company:

Name	Age	Title
Suresh Rajpal	65	Chief Executive Officer, President & Chairman of the Board
LM Singh	43	Chief Financial Officer, Executive Vice President, Treasurer, Secretary and Director
Frederick Smithline	77	Director
Hemant Sonawala	71	Director
Dr. Ranga C Krishna	45	Director
Chandru Jagwani	64	Special Advisor
Pervez A. Ahmed	60	Special Advisor

Suresh Rajpal has been our Chairman of the Board of Directors, Chief Executive Officer and President since our incorporation on August 16, 2006. Mr. Rajpal offers over 35 years of entrepreneurial and multinational work experience covering the United States, Japan, Hong Kong and India. He was the recipient of the Entrepreneur of the Year Award for companies started in the previous three years from Ernst & Young, India in 2000. In addition, he has received the U.S. Ambassador’s Award for distinguished service in strengthening the relationship between the United States and India and for extraordinary service to American business in India as President of the American Business Council. Mr. Rajpal established Hewlett-Packard Company’s India operations in 1989 and was its President and Chief Executive Officer since setting up the operations until 1999. From 1984 to 1988, Mr. Rajpal was the Director of Sales, Marketing & Support at Hewlett-Packard Company Asia with accounts generating revenue in excess of $1.6 billion. Mr. Rajpal’s career with Hewlett-Packard Company spanned 29 years in several senior managerial positions in the United States, Canada, Asia and Latin America. Following Hewlett-Packard, Mr. Rajpal co-founded eCapital Solutions in April 1999, a company that owned intellectual properties in a number of different technology areas. Until April 2001, Mr. Rajpal was the President and Chief Executive Officer of Trigyn Technologies Limited which was formed through the merger of eCapital Solutions and Leading Edge Systems Ltd, a listed entity on the Bombay Stock Exchange in India. In September 2001, Mr. Rajpal co-founded Tecnova India, which provides consulting services to emerging growth companies in India. In July 2006, he founded Visnova Solutions, a focused software solutions and high-end KPO/BPO organization. Mr. Rajpal currently serves as a member of the board of directors of various public and privately held companies. Mr. Rajpal is an Electrical Engineer from the Benaras Hindu University, India and earned his MBA from York University, Toronto, Canada.

L.M. Singh has been our Chief Financial Officer, Executive Vice President, Secretary and Treasurer and a member of our Board of Directors since our incorporation. He has over 20 years experience in a global work environment covering private equity investments, corporate finance, buy-outs, capital markets, audit and control. Since January 2003, Mr. Singh has been the founder and managing partner of Lotus Capital Partners, LLC, and New York, an investment advisory firm that specializes in cross-border transactions between the United States and India for companies primarily in the software and business services sector. In February 2005, Mr. Singh co-founded FiNoble Advisors Ltd, New Delhi, India, an investment and advisory firm providing investment banking, India entry and asset management services, which seeks to leverage India as an investment destination.

From May 1995 to November 2002, Mr. Singh managed private equity investments, re-structuring and post merger integration activities and held several managerial positions at TAIB Bank E.C, and its affiliates, a boutique merchant bank headquartered in Bahrain pursuing investment activities across India, the United States, Europe and the Persian Gulf region. From August 2001 to November 2002, he served as President of TAIB Securities New York with country-head responsibilities for TAIB Securities, London. From January 2000 to July 2001, Mr. Singh served as Group Executive Director and member of the board of directors for Mindteck, a global technology services provider, focused on IT applications and embedded systems. Mr. Singh graduated from Sri Ram College of Commerce, Delhi University, India, with a Bachelor in Commerce (Hons.) and qualified as a Chartered Accountant, training with Price Waterhouse, New Delhi, India. He is a member of the Institute of Chartered Accountants of India, Institute of Internal Auditors (USA) and the Information Systems Audit and Control Association (CISA) (USA).

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

Dr. Ranga C. Krishna was elected as a director by our Board of Directors on November 7, 2008. Dr. Krishna is a licensed neurologist and an experienced health care entrepreneur, having started several companies. Among them is International Pharma Trials, Inc., a company which assists U.S. pharmaceutical companies perform Phase II clinical trials in India. He also co-founded Fastscribe, Inc., an internet-based medical and legal transcription company with operations in India. Dr. Krishna is a member of several organizations, including the American Academy of Neurology and the Medical Society of the State of New York. He is also a member of the Medical Arbitration panel for the New York State Workers’ Compensation Board. Dr. Krishna was trained at New York’s Mount Sinai Medical Center (1991-1994) and New York University (1994-1996). Dr. Krishna currently serves as Chairman and Audit Committee Chairman of India Globalization Capital, Inc., a Special Purpose Acquisition Corporation that has invested in the infrastructure sector in India.

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

Our board of directors has determined that Hemant S. Sonawala, Frederick Smithline and Dr. R C Krishna are “independent directors” within the meaning of Rule 10A-3 promulgated under the Exchange Act and under the NASDAQ listing requirements. We intend to locate and appoint additional independent directors to serve on the board of directors and audit committee from time to time to comply with applicable U.S. federal securities laws.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company’s equity securities to file certain reports (“Section 16 Reports”) with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Company’s common stock, par value $0.01 per share (“Common Stock”) and other equity securities of the Company. Based solely on the Company’s review of the Section 16 Reports furnished to the Company, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2008.

Item 12.  EXECUTIVE COMPENSATION

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

Item 13.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address of Beneficial Owner (1)	No. of Shares of Common Stock Owned (2)	Approximate Percentage of Common Stock Owned (3)
TSP Ltd. (4)	533,919	8.47%
Suresh Rajpal (5)	789,324	12.53
L.M. Singh (5)	716,352	11.37
Ranga Krishna	0	-
Frederick Smithline* (6)	54,730	0.87
Hemant Sonawala*	0	-
Chandru Jagwani (7)*	91,216	1.45
HBK Investments	629,900	10.00
Polar Securities Inc. (9)	480,800	7.63
Fir Tree, Inc. (10)	550,000	68.73
Integrated Core Strategies (US) LLC (11)	443,264	7.04
Platinum Partners Value Arbitrage Fund LP (12)	38,500	0.61
Wolverine Convertible Arbitrage Fund, Ltd. (13)	229,203	3.64
QVT Financial LP (14)	549,573	8.72
Convertibles Strategic Conv Trading (15)	190,000	3.02
DG AG Convertible Bond (16)	169,000	2.68
Loeb Arbitrage Fund (17)	411,500	6.53
David Rubinstein (17)	108,000	1.71

All directors and officers as a group [5 individuals (5)(6)(8)]	1,026,487	16.29%

*       Less than 1%

(1)	Unless otherwise noted, the business address of each of the following is 445 Fifth Avenue, Suite 30H, New York, New York, 10016.
(2)	The share amount does not include the shares of common stock underlying the private warrants sold to TSP Ltd. in a private placement on May 27, 2007.
(3)
Reflects the sale of 5,175,000 units in the Offering (post exercise of underwriters’ over-allotment option of 675,000 units), but does not include:  (i) 5,175,000 shares of our common stock issuable upon exercise of the warrants sold as part of such units (post exercise of underwriters’ over allotment option); (ii) 1,191,667 shares of our common stock issuable upon exercise of the private warrants; (iii) 281,250 shares of our common stock included in the representatives’ unit purchase option; or (iv) 281,250 shares of our common stock issuable upon exercise of the warrants included in the representatives’ unit purchase option.

(4)	TSP Ltd. is a company formed under the laws of Bermuda, which is wholly-owned by Suresh Rajpal (57.5%) and LM Singh (42.5%).
(5)
Includes 533,919 shares of our common stock owned by TSP, Ltd. and, with respect to L.M. Singh, 72,973 shares of our common stock owned by Lotus Capital LLC, a New York limited liability company, majority-owned by L.M. Singh.  Mr. Rajpal disclaims beneficial ownership to 42.5% of the shares owned by TSP Ltd.  Mr. Singh disclaims beneficial ownership to 57.5% of the shares owned by TSP Ltd.

(6)	Includes 27,365 shares of our common stock owned by Mr. Smithline’s spouse, with respect to which Mr. Smithline disclaims beneficial ownership.
(7)	Includes 47,432 shares of our common stock owned by Canak Associates LLC, a New York limited liability company, 50%-owned by Chandru Jagwani.
(8)	Does not include a total of 98,513 shares of our common stock issued to special advisors.
(9)
Represents shares held by Polar Securities Inc. which serves as the investment manager to North Pole Capital Master Fund and a number of discretionary accounts with respect to which it has voting and dispositive authority over the shares reflected.  This information is based solely upon the contents of a filing on Schedule 13G dated October 30, 2007. This information is based solely on the NOBO list obtained by the Company in December 2008. There is no 13G available.

(10)
Represents shares held by Fir Tree, Inc.  This information is based solely upon the contents of a filing on Schedule 13G/A in February, 2009, filed by Sapling, LLC, Fir Tree Capital Opportunity Master Fund, L.P. and Fir Tree, Inc.

(11)	This information is based solely upon the contents of a filing on Schedule 13G dated November 7, 2008.
(12)	This information is based solely on the NOBO list obtained by the Company in December 2008.
(13)	This information is based solely upon the contents of a filing on Schedule 13G dated November 18, 2008.
(14)
Represents shares held by QVT Financial LP and this information is based solely upon the contents of a filing on Schedule 13G/A filed by QVT Financial LP, QVT Financial GP LLC, QVT Fund LP and QVT Associates GP LLC.

(15)	This information is based solely on the NOBO list obtained by the Company in December 2008.
(16)	This information is based solely on the NOBO list obtained by the Company in December 2008.
(17)	This information is based solely upon the contents of a filing on Schedule 13G dated in February, 2009.
(18)	This information is based solely on the NOBO list obtained by the Company in December 2008.

Item 14.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

We have agreed to pay Lotus Capital LLC a monthly fee of $7,500 for general and administrative services, including office space, utilities and secretarial support. We believe that, based on rents and fees for similar services in the New York metropolitan area, the fee charged by Lotus Capital LLC is at least as favorable as we could have obtained from an unaffiliated third party. This agreement commenced on the date of our prospectus and continue until 24 months after the completion of our initial public offering, as we have entered into a binding letter of intent with a target company.

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

Item 15.  PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Other services, which consist of tax return preparation services and do not include Financial Information Systems Design and Implementation Fees have been provided by RSM an affiliate of McGladrey & Pullen, LLP.

Audit Fees

During the fiscal year ended December 31, 2007, fees paid to our then independent registered public accounting firm, GGK, were approximately $48,500 for the services they performed in connection with our initial public offering, including the financial statements included in the Form 10-Q filed for the quarters ending June 30, 2007 and September 30, 2007 and the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2007.

McGladrey &Pullen’s fees for the audit of our 2007 financial statements were approximately $32,500.
The fees for services provided by M&P in 2008 which include reviews of our interim financial statements included in our Form 10-Q for the first three quarters of 2008 were approximately $31,500 and estimated fees for the audit of our 2008 financial statements of $23,000.

Tax Fees

There were no fees billed by GGK for professional services rendered during the fiscal year ended December 31, 2007 for tax compliance, tax advice and tax planning.

We incurred fees of $5,167 from RSM in 2008 for tax compliance services relating to our corporate income tax returns for the year ended December 31, 2007.

All Other Fees

There were no fees billed by GGK or M&P for other professional services rendered during the fiscal year ended December 31, 2007 or December 31, 2008.

Item 16.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Index

Exhibit No.	Description
31.1	Chief Executive Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138080).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSTECH SERVICES PARTNERS, INC.

	By:	/s/ Suresh Rajpal

Date: April 1, 2009		Suresh Rajpal Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suresh Rajpal	4/1/09	/s/ LM Singh	4/1/09
Suresh Rajpal	Date	LM Singh	Date
Chief Executive Officer, President and Chairman of the Board		Chief Financial Officer, Executive Vice President, Treasurer, Secretary and Director

/s/ Frederick Smithline	4/1/09	/s/Dr. Ranga C Krishna	4/1/09
Frederick Smithline		Dr. Ranga C Krishna	Date
Director		Director

/s/ Hemant Sonawala	4/1/09
Hemant Sonawala	Date
Director