Form 10-Q
period 2009-03-31
TransTech Services Partners Inc.
filed 2009-05-14
CIK 1376634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

Or,

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filler” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

There were 6,300,000 shares of the Registrant’s common stock issued and outstanding as of May 10, 2009.

TRANSTECH SERVICES PARTNERS, INC. CORPORATION INDEX TO FORM 10-Q

INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3

	Condensed Statements of Operations (unaudited), for the three months ended March 31, 2009 and 2008 and the period from August 16, 2006 (inception) to March, 2009	4

	Condensed Statements of Stockholders' Equity, for the period from August 16, 2006 (inception) to March 31, 2009 (unaudited)	5

	Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and 2008 and the period from August 16, 2006 (inception) to March 31, 2009	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$89,704	$303,814
Investments held in Trust (Note 1)	41,093,840	41,157,785
Prepaid Taxes	91,787	-
Prepaid expenses	7,500	9,300
Total current assets	41,282,831	41,470,899
Deferred tax assets	378,572	321,638
TOTAL ASSETS	$41,661,403	$41,792,537

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Deferred underwriting fee (Note 5)	$1,372,500	$1,372,500
Deferred interest	89,027	87,953
Accrued expenses	296,929	174,488
Income taxes payable	-	140,532
Total current liabilities	1,758,456	1,775,473

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(1,034,483 - shares at conversion value) (Note 1)	7,872,416	7,872,416

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.0001 per share, 1,000,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share, 20,918,920 shares authorized, 6,300,000 shares issued and outstanding (including 1,034,483 shares subject to possible conversion)	630	630
Additional paid-in capital	31,594,200	31,594,200
Earnings accumulated in the development stage	435,701	549,818
TOTAL STOCKHOLDERS' EQUITY	32,030,531	32,144,648
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,661,403	$41,792,537

See notes to unaudited condensed financial statements.

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

			From inception
	For the three	For the three	(August 16, 2006)
	months ended	months ended	to
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Interest income	$29	$2,299	$7,979
Interest income on Trust Fund	4,981	494,430	1,762,064
Total revenue	5,010	496,729	1,770,043

Operating expenses:
General and administrative expenses	175,380	169,620	1,101,584
Formation costs	-	-	5,500
Total operating expenses	(175,380)	(169,620)	(1,107,084)

(Loss)/Income before provision for income taxes	(170,370)	327,109	662,959
Provision for income taxes	(56,253)	111,216	227,258
Net (loss) income	$(114,117)	$215,893	$435,701

Weighted average number of shares outstanding; basic and diluted	6,300,000	6,300,000

Net (loss) income per share, basic and diluted	(0.02)	0.03

See notes to unaudited condensed financial statements.

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Earnings (Deficit)	Total
	Common stock		Paid-	Accumulated in the	Stockholders'
	Shares	Amount	In Capital	Development Stage	Equity (Deficiency)
Issuance of Common Stock on September 13, 2006 at $0.022 per share to initial stockholders	1,125,000	$112	$24,888	$(36,055)	$(11,055)
Balance, December 31, 2006	1,125,000	$112	$24,888	$(36,055)	$(11,055)
Proceeds from sale of underwriter's purchase option	-	-	100	-	100
Proceeds from issuance of warrants	-	-	1,430,000	-	1,430,000
Sale of 5,175,000 units through public offering and over-allotment net of underwriter's discount and offering expenses and excluding $7,872,416 of proceeds allocable to 1,034,483 shares of common stock subject to possible conversion	5,175,000	518	30,139,212	-	30,139,730
Net income	-	-	-	438,786	438,786
Balance, December 31, 2007	6,300,000	$630	$31,594,200	$402,731	$31,997,561

Net income for the period	-	-	-	147,087	147,087
Balance, December 31, 2008	6,300,000	630	31,594,200	549,818	32,144,648
Unaudited: Net loss for the period	-	-	-	(114,117)	(114,117)
Balance, March 31, 2009	6,300,000	630	31,594,200	435,701	32,030,531

See notes to unaudited condensed financial statements

TRANSTECH SERVICES PARTNERS INC.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	From inception (August 16, 2006) to March 31, 2009
OPERATING ACTIVITIES	(Unaudited)	(Unaudited)	(Unaudited)
Net (Loss) income	$(114,117)	$215,893	$435,701
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in trust	(6,055)	(543,706)	(1,851,091)
Changes in operating assets and liabilities:
Prepaid taxes	(91,787)	-	(91,787)
Prepaid expenses	1,800	576	(7,500)
Deferred tax assets	(56,934)	(71,300)	(378,572)
Accrued expenses	122,441	47,921	296,931

Income taxes payable	(140,532)	182,515	-
Deferred Interest	1,074	49,276	89,027
Accrued registration Cost	-	-	(29,297)
Net cash used in operating activities	(284,110)	(118,825)	(1,536,588)

INVESTING ACTIVITIES
Purchases of investments held in Trust Fund	-	-	(40,754,500)
Disbursements from Trust Fund	70,000	-)	1,511,750
Net cash provided by (used in) investing activities	70,000	-	(39,242,750)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	25,000
Proceeds from public offering	-	-	36,000,000
Proceeds from underwriter’s over-allotment exercise	-	-	5,400,000
Proceeds from issuance of insider warrants	-	-	1,430,000
Proceeds from purchase of underwriter’s purchase option	-	-	100
Payment of registration costs	-	-	(1,986,058)
Net cash provided by financing activities	-	-	40,869,042

Net increase in cash and cash equivalents	(214,110)	(118,825)	89,704
Cash and Cash Equivalents
Beginning of period	303,814	666,186	-
End of period	$89,704	$547,361	$89,704

Supplemental disclosure of non-cash financing activities
Cash paid for income taxes	$233,000	$-	$697,618
Accrued registration costs	-	$14,298	$29,297
Accrual of deferred underwriting fees	-	$-	$-

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

There is substantial doubt about the Company’s ability to continue as a going concern due to the requirement that the Company completes a business combination by May 23, 2009 or it will be forced to liquidate and due to limited working capital, without including funds held in trust, as of March 31, 2009. The Company plans to address these matters by making efforts to complete a business combination by May 23, 2009 and has entered into definitive agreements with Global Hi-Tech Industries Limited (“GHIL”), which is subject to the receipt of requisite shareholder and regulatory approval. The Company filed a preliminary proxy statement with the SEC on April 6, 2009 as discussed in Note 8 – Subsequent Events.  The Company plans to meet its working capital requirements by making efforts to raise bridge financing and negotiate payment terms with vendors, as may be necessary. There is no assurance that the Company will complete a business combination by May 23, 2009 or be successful in raising bridge financing.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Management has agreed that approximately $7.88 per Unit sold in the Offering will be held in a trust account (“Trust Account”) and invested in permitted United States government securities, of which, $0.27 per Unit will be paid to the underwriter upon the consummation of a Business Combination pro-rata with respect to those shares which stockholders do not exercise their conversion rights. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Approximately $800,000 of after tax interest earned on the monies held in the Trust Account and $100,000 transferred to the Company at the close of the Offering may be used to pay for due diligence of prospective Target Businesses, legal and accounting fees relating to Securities and Exchange Commission (“SEC”) reporting obligations and working capital to cover miscellaneous expenses, director and officer insurance and reserves. As of March 31, 2009, the Company has nominal working capital to be withdrawn from Trust.

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Discussion of the Company's Activities – (Continued)

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company.. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination less up to $279,310 to be waived by the underwriters related to the shares so converted, divided by the number of shares sold in the Offering, or approximately $7.61 per share, calculated based on $7.88 per Unit held in the Trust Account as of the date of closing of the IPO, less $0.27 per share to be waived by the underwriters related to the shares subject to possible conversion. As a result of the Conversion Right, $7,872,416 has been classified as common stock subject to possible conversion on the accompanying balance sheet as of March 31, 2009. The Company's stockholders prior to the Offering (“Initial Stockholders”), have agreed to vote their 1,125,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders (“Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company's public stockholders vote for the approval of the Business Combination and holders owning 20% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.

On March 25, 2009, we announced that we have entered into a binding Letter Of Intent with Global Hi-Tech Industries Limited (‘GHIL’) and subsequently announced on April 3, 2009, that we have entered into definitive agreements. GHIL, a company incorporated in India, is an integrated steel manufacturer focused on the infrastructure growth sector in India, and has prospecting license for iron-ore mines in Chatarpur, Madhya Pradesh where GHIL believes that there may be substantial iron-ore deposits. We believe that GHIL can benefit from cross-border opportunities and enhance efficiencies from technological upgradation by integrating IT systems in the areas of plant logistics, energy control, raw material sourcing and iron-ore mining.

Pursuant to the definitive agreements, Delta Enterprises Limited (‘Delta’), a Mauritius-based entity, shall enter into an agreement pursuant to which Delta shall acquire 51.6% stake in GHIL from the majority shareholders of GHIL. Thereafter, Delta shall become a wholly-owned subsidiary of TransTech. Based on pre-agreed milestones and certain conditions, TransTech will acquire the remaining equity over a period of time.

There remain a number of conditions to the Company’s completing the acquisition of GHIL, including approval by TransTech’s stockholders of the business combination and approval by the shareholders of GHIL of the share purchase agreement.

The Company announced on April 9, 2009 that it has filed preliminary proxy statement on Schedule 14A with the SEC as discussed in Note 8 – Subsequent Events. Post filing proxy statement seeking the approval of the Company’s stockholders for that Business Combination, if 20% or more of the public stockholders do not approve the Business Combination and demand for conversion of their stock into cash, then the Company’s board will convene, adopt and recommend to their stockholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking stockholder approval for such plan. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering.

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

Note 3 — Summary of Significant Accounting Policies

Interim Financial Statements - The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (August 16, 2006) to December 31, 2008 included in the Company’s Form 10-K filed on April 1, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2009 and 2008 and for the period from inception (August 16, 2006) to March 31, 2009 are not necessarily indicative of the results to be expected for any other interim period of any future year. The December 31, 2008 Balance Sheet, and the statements of stockholders equity for the period from inception (August 16, 2006) to December 31, 2006 and the years ended December 31, 2007 and 2008 have been derived from the audited financial statements.

Cash and Cash Equivalents- Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Investments held in trust- The Company's restricted investment held in the Trust Fund at March 31, 2009 is invested in U.S. Government Securities. The Company recognized interest income of $4,981 and $494,430 for the three months ended March  31, 2009 and 2008, and $1,762,064 for the period from inception (August 16, 2006) to March 31, 2009 respectively which is included on the accompanying statements of operations. A nominal amount remains to be distributed from the trust account for working capital purposes. Below is the Trust Account reconciliation:

TRANSTECH SERVICES PARTNERS INC.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies – (Continued)

Amounts placed in trust	$40,754,500
Amounts withdrawn for income tax payments	(292,000)

Amounts withdrawn for working capital	(643,195)
Amount earned in interest	951,594
Balance at December 31, 2007	$40,770,899
Amount earned in interest	893,442
Amount withdrawn for working capital	(156,556)
Amount withdrawn for income taxes	(350,000)
Total funds held in trust account as of December 31, 2008	$41,157,785
Amount earned in interest	6,055
Amount withdrawn for working capital	-
Amount withdrawn for income taxes	(70,000)
Total funds held in trust account as of March 31, 2009	$41,093,840

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

Fair Value of Financial Instruments - Effective January 1, 2008 the Company adopted Statement No. 157, Fair Value Measurements.  Statement No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  Statement No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	March 31, 2009

	Total	Level 1	Level 2	Level 3
Investments Held in Trust	$41,093,840,	$41,093,840	$-	$-

Total assets	$41,093,840	$41,093,840	$-	$-

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

In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”).  FSP 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that were recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The adoption of FSP 157-2 did not have a material impact on the Company’s financial statements.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (‘EITF 07-5’).  EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock.  EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and any interim period therein with any outstanding instrument at the date of adoption requiring a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of EITF 07-5 did not have a significant impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

TRANSTECH SERVICES PARTNERS INC.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 — Income Taxes
            The Company’s effective tax rate approximates the combined federal and state statutory rate. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Included as part of general and administrative costs in the accompanying statement of operations is Delaware franchise tax expense of $9,000 and $9,162 for the three months ended March 31, 2009 and 2008, and $82,662 for the period from August 16, 2006 (inception) through March 31, 2009.

Note 5 — Commitments

Administrative Fees
            The Company has agreed to pay an affiliate of one of its sponsors $7,500 per month commencing on May 23, 2007 for office, secretarial and administrative services. For the three months ended March 31, 2009 and 2008 the Company incurred $22,500 and $22,500, and for the period August 16, 2006 (inception) to March 31, 2009 $166,694 is included in general and administrative costs on the accompanying statements of operations.

Underwriting Agreement

In connection with the Offering, the Company has entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering. Pursuant to the Underwriting Agreement, the Company was obligated to Cowen and Company, LLC and Maxim Group LLC (together the “Representatives”), the representatives of the underwriters, for certain fees and expenses related to the Offering, including underwriting discounts of $2,898,000. The Company paid $1,350,000 of the underwriting discounts upon closing of the Offering and $175,500 upon closing of the underwriters' over-allotment exercise on June 13, 2007. The Company and the Representatives have agreed that payment of the underwriting discount of $1,372,500 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included on the accompanying balance sheets at March 31, 2009.

Petition – Opportunity Fund
On February 6, 2009, Opportunity Partners L.P. filed a petition against TransTech in the Court of Chancery of the State of Delaware seeking to compel TransTech to hold an annual meeting of stockholders for the election of directors pursuant to Section 211(c) of the General Corporation Law of the State of Delaware on the grounds that more than thirteen months had elapsed since the organization of TransTech, it last annual meeting or the last action by written consent in lieu of an annual meeting. The matter went to trial on April 8, 2009, and on April 9, 2009 the Delaware Court of Chancery orally ruled on the matter, which oral ruling was memorialized by a written opinion dated April 14, 2009.  In its opinion, the Court of Chancery of the State of Delaware ordered TransTech to hold an annual meeting of its stockholders for the election of directors no later than June 8, 2009, and further ordered that the record date for such meeting be set for a date earlier than the special meeting of TransTech stockholders to consider the GHIL transaction.  Thereafter on April 24, 2009, the board of directors of TransTech established the date for the annual meeting of its stockholders as June 8, 2009 and further fixed the record date for such meeting as May 12, 2009.

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

Note 7 — Equity – (Continued)

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

Registration Rights – Warrants and Purchase Option

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

Note 8 — Subsequent Events

On April 3, 2009 the Company announced that it has entered into definitive agreement with Global Hi-Tech Industries Ltd. (“GHIL”), pursuant to which TransTech will acquire GHIL, subject to the receipt of requisite shareholder and regulatory approval. The Company announced on April 9, 2009 that it has filed a preliminary proxy statement with the SEC, in connection with solicitation of proxies for the special meeting to approve the acquisition.

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

Results of Operations

Net loss for the year ended March 31, 2009 , of $114,117 consisted of interest income on the Trust Fund investment of $4,981 and interest on cash and cash equivalents of $29, offset by general and administrative expenses of $175,380 which includes professional fees, administrative fees and other operating expenses. A federal income tax provision for the period of ($56,253) has been recorded. Decreased revenue in 2009 is related to a continued decrease in Trust Fund investment rates.

Net income for the year ended March 31, 2008, of $215,893 consisted of interest income on the Trust Fund investment of $494,430 and interest on cash and cash equivalents of $2,299, offset by general and administrative expenses of $169,620, which includes professional fees, administrative fees and other operating expenses. A federal income tax provision for the period of $111,216 has been recorded.

Net income for the period August 16, 2006 (inception) to March 31, 2009, of $435,701 consisted of interest income on the Trust Fund investment of $1,762,064 and interest on cash and cash equivalents of $7,979, offset by general and administrative expenses of $1,101,583 which includes professional fees, administrative fees and other operating expenses and $5,500 in formation costs. A federal income tax provision for the period of $227,258 has been recorded.

Liquidity and Capital Resources
 Of the gross proceeds from our IPO, including the exercise over an over allotment option on June 12, 2007 : (i) we deposited approximately $40.75 million into a trust account at Morgan Stanley, maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included $1,430,000 that we received from the sale of warrants to the Initial Stockholders in a private placement on May 22, 2007 ; (ii) the underwriters received $2,898,000 as underwriting discount; (iii) we retained $100,000 that will not be held in the trust account; and (iv) we used $872,679 for offering expenses.

Our Initial Stockholders purchased an aggregate of 1,191,667 warrants (‘Private Warrants’) in a private placement, at a price of $1.20 per Private Warrant, for an aggregate of $1,430,000 prior to the Initial Public Offering. The proceeds deposited in the trust account (except for $800,000 for working capital and taxes from interest earned on monies held in the trust account) will not be released from the trust account until the earlier of the consummation of a business combination or the expiration of the time period during which we may consummate a business combination. The proceeds held in the trust account may be used as consideration to pay the sellers of an acquisition target with which we complete a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account will be used to finance the operations of the acquisition target. We may also use the proceeds held in the trust account to pay a finder’s fee to any unaffiliated party that provides information regarding prospective targets to us.

We have entered into a binding Letter of Intent and have reasonably ascertained the capital requirements for the particular transaction. However, if the net proceeds of the Offering prove to be insufficient, due to the depletion of the available net proceeds not held in trust (including interest earned on the trust account released to us for working capital), or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we may be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed, we may have to restructure the transaction or dissolve and liquidate. In addition, if we complete the business combination, we may require additional financing to fund the operations or growth of the target business.

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

For the three months ended March 31, 2009, $0 of interest income was released to the Company from the trust account for working capital and $70,000 for income tax obligations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and our principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Change in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 6, 2009, Opportunity Partners L.P. filed a petition against TransTech in the Court of Chancery of the State of Delaware seeking to compel TransTech to hold an annual meeting of stockholders for the election of directors pursuant to Section 211(c) of the General Corporation Law of the State of Delaware on the grounds that more than thirteen months had elapsed since the organization of TransTech, it last annual meeting or the last action by written consent in lieu of an annual meeting. The matter went to trial on April 8, 2009, and on April 9, 2009 the Delaware Court of Chancery orally ruled on the matter, which oral ruling was memorialized by a written opinion dated April 14, 2009.  In its opinion, the Court of Chancery of the State of Delaware ordered TransTech to hold an annual meeting of its stockholders for the election of directors no later than June 8, 2009, and further ordered that the record date for such meeting be set for a date earlier than the special meeting of TransTech stockholders to consider the GHIL transaction.  Thereafter on April 24, 2009, the board of directors of TransTech established the date for the annual meeting of its stockholders as June 8, 2009 and further fixed the record date for such meeting as May 12, 2009.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our form 10-K for the fiscal year ended December 31, 2008. Additionally, the risks described in our Annual Report on Form 10-K for the period ended December 31, 2008 is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

TRANSTECH SERVICES PARTNERS INC

May 14, 2009	By:	/s/ Suresh Rajpal
Suresh Rajpal Chief Executive Officer